Form 10-Q
period 2017-02-28
TEMIR CORP.
filed 2017-03-20
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-213996

TEMIR CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1321204 IRS Employer Identification Number	7999 Primary Standard Industrial Classification Code Number

Temir Corp.

54 Fruktovaya Street

Bishkek, Kyrgyzstan 720027

Tel. 996-558414146

Email: temircorp@yandex.com

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 20, 2017
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

TEMIR CORP. BALANCE SHEETS
	FEBRUARY 28, 2017	AUGUST 31, 2016
ASSETS
Current Assets
Cash	$ 35,132	$ 2,000
Equipment	1,785
Total current assets	36,917	2,000
Total Assets	$ 36,917	$ 2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 2,725	$ 725
Total current liabilities	2,725	725
Total Liabilities	2,725	725

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,574,000 shares issued and outstanding as of February 28, 2017 (2,000,000 shares issued and outstanding as of August 31, 2017)	2,574	2,000
Additional Paid-in-Capital	28,126
Retained Earnings (Deficit)	3,492	(725)
Total Stockholders’ equity	34,192	1,275

Total Liabilities and Stockholders’ equity	$ 36,917	$ 2,000

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 28, 2017	SIX MONTHS ENDED FEBRUARY 28, 2017
Revenue	$7,000	$13,000

Operating expenses
Cost of goods sold	3,000	3,000
General and administrative expenses	1,514	5,783
Net income (loss) from operations	2,486	4,217
Income (Loss) before provision for income taxes	2,486	4,217

Provision for income taxes	-	-

Net income (loss)	$ 2,486	$ 4,217

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,278,277	2,138,370

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED FEBRUARY 28, 2017
Cash flows from Operating Activities
Net income	$ 4,217
Amortization expenses	215
Net cash provided by operating activities	4,432

Cash flows from Investing Activities
Purchase of fixed assets	$ (2,000)
Net cash used in investing activities	(2,000)

Cash flows from Financing Activities
Proceeds from sale of common stock	28,700
Proceeds of loan from shareholder	2,000
Net cash provided by financing activities	30,700
Net increase in cash and equivalents	33,132
Cash and equivalents at beginning of the period	2,000
Cash and equivalents at end of the period	$ 35,132
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – ORGANIZATION AND BUSINESS

TEMIR CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016.  The Company intends commence operations in tourism. Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027. Since inception through FEBRUARY 28, 2017 the Company has generated $13,000 in revenue and has accumulated earnings of $3,492.

The Company has adopted August 31 fiscal year end.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2017 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earning from inception (May 19, 2016) to February 28, 2017 of $3,492. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

6 | Page

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2017 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of February 28, 2017, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7 | Page

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On August 30, 2016, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. For the period from December 28, 2016 to February 24, 2017, the Company issued 574,000 shares of its common stock at $0.05 per share for total proceeds of $28,700.

As of February 28, 2017, the Company had 2,574,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since May 19, 2016 (Inception) through FEBRUARY 28, 2017, the Company’s sole officer and director loaned the Company $2,725 to pay for incorporation costs and operating expenses.  As of FEBRUARY 28, 2017, the amount outstanding was $2,725. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

8 | Page

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated in the State of Nevada on May 19, 2016. We are development stage company and commence operations in tourism. Our principal office address is located at 54 Fruktovaya Street, Bishkek, Kyrgyzstan 720027.

Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company will include custom packages according to the client’s specifications. We plan to develop and offer our own tours in Kyrgyzstan as well as third-party suppliers.

RESULTS OF OPERATION

As of February 28, 2017, our retained earnings were $3,492. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Month Period Ended February 28, 2017

Revenue

During the three months ended February 28, 2017, the Company generated $7,000 in revenue.

Operating Expenses

During the three month period ended February 28, 2017, we incurred total expenses and professional fees of $4,514. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three month period ended February 28, 2017 was $2,486.

Six Month Period Ended February 28, 2017

Revenue

During the six months ended February 28, 2017, the Company generated $ 13,000 in revenue.

Operating Expenses

During the six month period ended February 28, 2017, we incurred total expenses and professional fees of $8,783. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the six month period ended February 28, 2017 was $4,217.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2017 our current assets were $36,917 compared to $2,000 in current assets at August 31, 2016.  The increase in cash was due to proceeds from the sale of common stock and revenue. As at February 28, 2017, our current liabilities were $2,725 compared to $725 as of August 31, 2016.

Stockholder’s equity was $1,275 as of August 31, 2016 compared to $34,192 as of February 28, 2017.

Cash Flows from Operating Activities

For the six-month period ended February 28, 2017, net cash flows provided by operating activities was $4,432, consisting of net income of $4,217 and amortization expenses of $215.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six-month period ended February 28, 2017 was $2,000.

10 | Page

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended February 28, 2017 were $30,700, consisting of $2,000 loan from shareholder and $28,700 form proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

11 | Page

GOING CONCERN

The independent auditors' report accompanying our August 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended February 28, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2017.

12 | Page

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.
Dated: March 20, 2017	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

13 | Page