Form 10-Q
period 2017-05-31
TEMIR CORP.
filed 2017-07-03
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2017
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

TEMIR CORP. BALANCE SHEETS
	MAY 31, 2017	AUGUST 31, 2016
ASSETS
Current Assets
Cash	$ 33,174	$ 2,000
Prepaid expenses	99	-
Equipment	1,618	-
Total current assets	34,891	2,000
Total Assets	$ 34,891	$ 2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,221	$ 725
Accrued Expenses	1,500	-
Deferred Revenue	3,300
Total current liabilities	8,021	725
Total Liabilities	8,021	725

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,574,000 shares issued and outstanding as of May 31, 2017 (2,000,000 shares issued and outstanding as of August 31, 2017)	2,574	2,000
Additional Paid-in-Capital	28,126
Retained Earnings (Deficit)	(3,830)	(725)
Total Stockholders’ equity	26,870	1,275

Total Liabilities and Stockholders’ equity	$ 34,891	$ 2,000

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MAY 31, 2017	FOR THE PERIOD FROM MAY 19, 2016 (INCEPTION) TO MAY 31, 2016	NINE MONTHS ENDED MAY 31, 2017
Revenue	$2,000	$ -	$15,000

Cost of goods sold	1,500	-	4,500
Gross profit	500		10,500

Operating expenses
General and administrative expenses	7,822	725	13,605
Net income (loss) from operations	(7,322)	(725)	(3,105)
Income (Loss) before provision for income taxes	(7,322)	(725)	(3,105)

Provision for income taxes	-	-	-

Net income (loss)	$ (7,322)	$ (725)	$ (3,105)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	-	2,285,175

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED MAY 31, 2017	FOR THE PERIOD FROM MAY 19, 2016 (INCEPTION) TO MAY 31, 2016
Cash flows from Operating Activities
Net income (loss)	$ (3,105)	$ (725)
Amortization expenses	382
Prepaid expenses	(99)
Deferred Revenue	3,300
Accounts payable	1,500
Net cash provided by operating activities	1,978	(725)

Cash flows from Investing Activities
Purchase of fixed assets	$ (2,000)	-
Net cash used in investing activities	(2,000)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	28,700	-
Proceeds of loan from shareholder	2,496	725
Net cash provided by financing activities	31,196	725
Net increase in cash and equivalents	31,174	-
Cash and equivalents at beginning of the period	2,000	-
Cash and equivalents at end of the period	$ 33,174	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS

TEMIR CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016.  The Company intends commence operations in tourism. Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027. Since inception through MAY 31, 2017 the Company has generated $15,000 in revenue and has accumulated deficit of $3,830.

The Company has adopted August 31 fiscal year end.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2017 and for the related periods presented.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to May 31, 2017 of $3,830. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

6 | Page

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended May 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended August 31, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2017 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of May 31, 2017, the Company has not issued any stock-based payments to its employees.

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

As of May 31, 2017, the Company had 2,574,000 shares issued and outstanding.

NOTE 5 – PREPAID EXPENSES

As of May 31, 2017, the Company prepaid $99 to VStock Transfer, LLC for Stock Certificate Storage and Registrar Services.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Since May 19, 2016 (Inception) through May 31, 2017, the Company’s sole officer and director loaned the Company $3,221 to pay for incorporation costs and operating expenses.  As of May 31, 2017, the amount outstanding was $3,221. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2017 through June 14, 2017 the date the financial statements were issued on and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of May 31, 2017, our accumulated deficit was $3,830. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Month Period Ended May 31, 2017

Revenue

During the three months ended May 31, 2017, the Company generated $2,000 in revenue.

Operating Expenses

During the three month period ended May 31, 2017, we incurred total expenses and professional fees of $9,322. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended May 31, 2017 was $7,322.

Nine Month Period Ended May 31, 2017

Revenue

During the nine months ended May 31, 2017, the Company generated $ 15,000 in revenue.

Operating Expenses

During the nine month period ended May 31, 2017, we incurred total expenses and professional fees of $18,105. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine month period ended May 31, 2017 was $3,105.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2017 our current assets were $34,891 compared to $2,000 in current assets at August 31, 2016.  The increase in cash was due to proceeds from the sale of common stock and revenue. As at May 31, 2017, our current liabilities were $8,021 compared to $725 as of August 31, 2016.

Stockholder’s equity was $1,275 as of August 31, 2016 compared to $26,870 as of May 31, 2017.

Cash Flows from Operating Activities

For the nine-month period ended May 31, 2017, net cash flows provided by operating activities was $1,978, consisting of net loss of $3,105, prepaid expenses of $99, accrued expenses of $1,500, deferred revenue of $3,300 and amortization expenses of $382.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine-month period ended May 31, 2017 was $2,000.

10 | Page

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended May 31, 2017 were $31,196, consisting of $2,496 loan from shareholder and $28,700 form proceeds from sale of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended May 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2017.

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

TEMIR CORP.
Dated: June 30, 2017	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

13 | Page