Form 10-Q
period 2017-10-31
TEMIR CORP.
filed 2017-12-08
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 8, 2017
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

TEMIR CORP. BALANCE SHEETS (Unaudited)
	NOVEMBER 30, 2017	AUGUST 31, 2017
ASSETS
Current Assets
Cash	$ 34,562	$ 35,061
Prepaid expenses	-	297
Total current assets	34,562	35,358
Other Assets
Equipment	1,284	1,451
Total Assets	$ 35,846	$ 36,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,221	$ 3,221
Total current liabilities	3,221	3,221
Total Liabilities	3,221	3,221

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	28,126	28,126
Retained Earnings (Deficit)	1,925	2,888
Total Stockholders’ equity	32,625	33,588

Total Liabilities and Stockholders’ equity	$ 35,846	$ 36,809

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2017	THREE MONTHS ENDED NOVEMBER 30, 2016
Revenue	$ 3,200	$ 6,000

Operating expenses
General and administrative expenses	4,163	4,269
Net income (loss) from operations	(963)	1,731
Income (Loss) before provision for income taxes	(963)	1,731

Provision for income taxes	-	-

Net income (loss)	$ (963)	$ 1,731

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	2,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2017	THREE MONTHS ENDED NOVEMBER 30, 2016
Cash flows from Operating Activities
Net income (loss)	$ (963)	$ 1,731
Amortization expenses	167
Prepaid expenses	297
Net cash provided by (used in) operating activities	(499)	1,731

Cash flows from Investing Activities
Purchase of fixed assets	$ -	(2,000)
Net cash used in investing activities	-	(2,000)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	-	2,000
Net cash provided by financing activities	-	2,000
Net increase in cash and equivalents	(499)	1,731
Cash and equivalents at beginning of the period	35,061	2,000
Cash and equivalents at end of the period	$ 34,562	$ 3,731
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained earning from inception (May 19, 2016) to November 30, 2017 of $1,925. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended November 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2017 and for the related periods presented.

6 | Page

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2017 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of November 30, 2017, the Company has not issued any stock-based payments to its employees.

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

7 | Page

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of November 30, 2017, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through November 30, 2017, the Company’s sole officer and director loaned the Company $3,221 to pay for incorporation costs and operating expenses.  As of November 30, 2017, the amount outstanding was $3,221. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of November 30, 2017, our retained earnings were $1,925. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Month Period Ended November 30, 2017 compared to Three Month period ended November 30, 2016

Revenue

During the three months ended November 30, 2017, the Company generated $3,200 in revenue compared to $6,000 during the three months ended November 30, 2016.

Operating Expenses

During the three month period ended November 30, 2017, we incurred total expenses and professional fees of $4,163, compared to $4,269 during the three months ended November 30, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended November 30, 2017 was $963 compared to net income of $1,731 during the three months ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2017 our current assets were $34,562 compared to $35,358 in current assets at August 31, 2017. As at November 30, 2017 our total assets were $35,846 compared to $36,809 in total assets at August 31, 2017.  As at November 30, 2017, our current liabilities were $3,221 as at November 30, 2017 and August 31, 2017.

Stockholder’s equity was $33,588 as of August 31, 2017 compared to $32,625 as of November 30, 2017.

Cash Flows from Operating Activities

For the three-month period ended November 30, 2017, net cash flows used in operating activities was $499, consisting of net loss of $963, amortization expenses of $167 and decrease in prepaid expenses of $297.

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

10 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended November 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2017.

11 | Page

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

TEMIR CORP.
Dated: December 8, 2017	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

12 | Page