Form 10-Q
period 2018-02-28
TEMIR CORP.
filed 2018-03-26
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 22, 2018
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TEMIR CORP. BALANCE SHEETS (Unaudited)
	FEBRUARY 28, 2018	AUGUST 31, 2017
ASSETS
Current Assets
Cash	$ 32,557	$ 35,061
Prepaid expenses	-	297
Total current assets	32,557	35,358
Other Assets
Equipment	1,117	1,451
Total Assets	$ 33,674	$ 36,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,753	$ 3,221
Total current liabilities	3,753	3,221
Total Liabilities	3,753	3,221

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	28,126	28,126
Retained Earnings (Deficit)	(779)	2,888
Total Stockholders’ equity	29,921	33,588

Total Liabilities and Stockholders’ equity	$ 33,674	$ 36,809

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 28, 2018	THREE MONTHS ENDED FEBRUARY 28, 2017	SIX MONTHS ENDED FEBRUARY 28, 2018	SIX MONTHS ENDED FEBRUARY 28, 2017
Revenue	$ 1,800	$ 7,000	$ 5,000	$ 13,000

Operating expenses
Cost of good sold	1,000	3,000	1,000	3,000
General and administrative expenses	3,504	1,514	7,667	5,783
Net income (loss) from operations	(2,704)	2,486	(3,667)	4,217
Income (Loss) before provision for income taxes	(2,704)	2,486	(3,667)	4,217

Provision for income taxes	-	-	-	-

Net income (loss)	$ (2,704)	$ 2,486	$ (3,667)	$ 4,217

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	2,278,277	2,574,000	2,138,370

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED FEBRUARY 28, 2018	SIX MONTHS ENDED FEBRUARY 28, 2017
Cash flows from Operating Activities
Net income (loss)	$ (3,667)	$ 4,217
Amortization expenses	334	215
Prepaid expenses	297	-
Net cash provided by (used in) operating activities	(3,036)	4,432

Cash flows from Investing Activities
Purchase of fixed assets	$ -	(2,000)
Net cash used in investing activities	-	(2,000)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	28,700
Proceeds of loan from shareholder	532	2,000
Net cash provided by financing activities	532	30,700
Net increase in cash and equivalents	(2,504)	33,132
Cash and equivalents at beginning of the period	35,061	2,000
Cash and equivalents at end of the period	$ 32,557	$ 35,132
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to February 28, 2018 of $779. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended February 28, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2018 and for the related periods presented.

6 | Page

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of February 28, 2018, the Company has not issued any stock-based payments to its employees.

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

As of February 28, 2018, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through February 28, 2018, the Company’s sole officer and director loaned the Company $3,753 to pay for incorporation costs and operating expenses.  As of February 28, 2018, the amount outstanding was $3,753. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2018 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of February 28, 2018, our deficit were $779. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Month Period Ended February 28, 2018 compared to Three Month period ended February 28, 2017

Revenue

During the three months ended February 28, 2018, the Company generated $1,800 in revenue compared to $7,000 during the three months ended February 28, 2017.

Operating Expenses

During the three month period ended February 28, 2018, we incurred total expenses and professional fees of $4,504, compared to $4,514 during the three months ended February 28, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended February 28, 2018 was $2,704 compared to net income of $2,486 during the three months ended February 28, 2017.

Six Month Period Ended February 28, 2018 compared to Six Month period ended February 28, 2017

Revenue

During the six months ended February 28, 2018, the Company generated $5,000 in revenue compared to $13,000 during the six months ended February 28, 2017.

Operating Expenses

During the six month period ended February 28, 2018, we incurred total expenses and professional fees of $8,667, compared to $8,783 during the six months ended February 28, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the six month period ended February 28, 2018 was $3,667 compared to net income of $4,217 during the six months ended February 28, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2018 our current assets were $32,557 compared to $35,358 in current assets at August 31, 2017. As at February 28, 2018 our total assets were $33,674 compared to $36,809 in total assets at August 31, 2017.  As at February 28, 2018, our current liabilities were $3,753 compared to $3,221 as at August 31, 2017.

Stockholder’s equity was $33,588 as of August 31, 2017 compared to $29,921 as of February 28, 2018.

10 | Page

Cash Flows from Operating Activities

For the six-month period ended February 28, 2018, net cash flows used in operating activities were $3,036, consisting of net loss of $3,667, amortization expenses of $334 and decrease in prepaid expenses of $297. For the six-month period ended February 28, 2017, net cash flows provided by operating activities were $4,432, consisting of net income of $4,217 and amortization expenses of $215.

Cash flows from Investing Activities

For the six-month period ended February 28, 2018, net cash flow used in investing activities was $0, compared to $2,000 for the six-month period ended February 28, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended February 28, 2018 were $532, consisting of loan from shareholder. Cash flows provided by financing activities during the six-month period ended February 28, 2017 were $30,700, consisting of $2,000 loan from shareholder and $28,700 from proceeds from sale of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended February 28, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2018.

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

TEMIR CORP.
Dated: March 22, 2018	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

13 | Page