Form 10-Q/A
period 2018-02-28
TEMIR CORP.
filed 2018-05-11
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q Amendment No.1

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

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

NOTE 1 – ORGANIZATION AND BUSINESS

TEMIR CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016 , and is a development stage company .. The Company commences operations in tourism. Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027.

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

General

We were incorporated in the State of Nevada on May 19, 2016. We are a development stage company and commence operations in tourism. Our principal office address is located at 54 Fruktovaya Street, Bishkek, Kyrgyzstan 720027.

Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company include custom packages according to the client’s specifications. We develop and offer our own tours in Kyrgyzstan as well as third-party suppliers.

RESULTS OF OPERATION

We are a development stage company. As of February 28, 2018, our deficit were $779. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

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

TEMIR CORP.
Dated: May 11 , 2018	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

13 | Page