Form 10-Q
period 2018-05-31
TEMIR CORP.
filed 2018-06-27
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 26, 2018
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TEMIR CORP. BALANCE SHEETS (Unaudited)
	MAY 31, 2018	AUGUST 31, 2017
ASSETS
Current Assets
Cash	$ 23,447	$ 35,061
Prepaid expenses	-	297
Total current assets	23,447	35,358
Other Assets
Equipment	950	1,451
Total Assets	$ 24,397	$ 36,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,753	$ 3,221
Total current liabilities	3,753	3,221
Total Liabilities	3,753	3,221

Stockholders’ Equity
Common stock, $0.001 par value, 78,500,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	28,126	28,126
Retained Earnings (Deficit)	(10,056)	2,888
Total Stockholders’ equity	20,644	33,588

Total Liabilities and Stockholders’ equity	$ 24,397	$ 36,809

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MAY 31, 2018	THREE MONTHS ENDED MAY 31, 2017	NINE MONTHS ENDED MAY 31, 2018	NINE MONTHS ENDED MAY 31, 2017
Revenue	$ 3,500	$ 2,000	$ 8,500	$ 15,000
Cost of good sold	1,700	1,500	2,700	4,500
Gross profit	1,800	500	5,800	10,500

Operating expenses
General and administrative expenses	11,078	7,822	18,744	13,605
Net income (loss) from operations	(9,278)	(7,322)	(12,944)	(3,105)
Income (Loss) before provision for income taxes	(9,278)	(7,322)	(12,944)	(3,105)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (9,278)	$ (7,322)	$ (12,944)	$ (3,105)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	2,574,000	2,574,000	2,285,175

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED MAY 31, 2018	NINE MONTHS ENDED MAY 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (12,944)	$ (3,105)
Amortization expenses	501	382
Prepaid expenses	297	(99)
Deferred Revenue		3,300
Accounts Payble		1,500
Net cash provided by (used in) operating activities	(12,146)	1,978

Cash flows from Investing Activities
Purchase of fixed assets	$ -	(2,000)
Net cash used in investing activities	-	(2,000)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	28,700
Proceeds of loan from shareholder	532	2,496
Net cash provided by financing activities	532	31,196
Net increase in cash and equivalents	(11,614)	31,174
Cash and equivalents at beginning of the period	35,061	2,000
Cash and equivalents at end of the period	$ 23,447	$ 33,174
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to May 31, 2018 of $10,056. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended May 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2018 and for the related periods presented.

6 | Page

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of May 31, 2018, the Company has not issued any stock-based payments to its employees.

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

As of May 31, 2018, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through May 31, 2018, the Company’s sole officer and director loaned the Company $3,753 to pay for incorporation costs and operating expenses.  As of May 31, 2018, the amount outstanding was $3,753. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2018 to June 24, 2018 the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of May 31, 2018, our deficit were $10,056. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Month Period Ended May 31, 2018 compared to Three Month period ended May 31, 2017

Revenue

During the three months ended May 31, 2018, the Company generated $3,500 in revenue compared to $2,000 during the three months ended May 31, 2017.

Operating Expenses

During the three month period ended May 31, 2018, we incurred total expenses and professional fees of $11,078, compared to $7,822 during the three months ended May 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended May 31, 2018 was $9,278 compared to net loss of $7,322 during the three months ended May 31, 2017.

Nine Month Period Ended May 31, 2018 compared to Nine Month period ended May 31, 2017

Revenue

During the nine months ended May 31, 2018, the Company generated $8,500 in revenue compared to $15,000 during the nine months ended May 31, 2017.

Operating Expenses

During the nine month period ended May 31, 2018, we incurred total expenses and professional fees of $18,744, compared to $13,605 during the nine months ended May 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine month period ended May 31, 2018 was $12,944 compared to net loss of $3,105 during the nine months ended May 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2018 our current assets were $23,447 compared to $35,358 in current assets at August 31, 2017. As at May 31, 2018 our total assets were $24,397 compared to $36,809 in total assets at August 31, 2017.  As at May 31, 2018, our current liabilities were $3,753 compared to $3,221 as at August 31, 2017.

Stockholder’s equity was $33,588 as of August 31, 2017 compared to $20,644 as of May 31, 2018.

10 | Page

Cash Flows from Operating Activities

For the nine-month period ended May 31, 2018, net cash flows used in operating activities were $12,146, consisting of net loss of $12,944, amortization expenses of $501 and decrease in prepaid expenses of $297. For the nine-month period ended May 31, 2017, net cash flows provided by operating activities were $1,978, consisting of net loss of $3,105, increase in prepaid expenses of $99, increase in deferred revenue of $3,300, increase in accounts payable of $1,500 and amortization expenses of $382.

Cash flows from Investing Activities

For the nine-month period ended May 31, 2018, net cash flow used in investing activities was $0, compared to $2,000 for the nine-month period ended May 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended May 31, 2018 were $532, consisting of loan from shareholder. Cash flows provided by financing activities during the nine-month period ended May 31, 2017 were $31,196, consisting of $2,496 loan from shareholder and $28,700 from proceeds from sale of common stock.

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

11 | Page

GOING CONCERN

The independent auditors' report accompanying our August 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended May 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2018.

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

TEMIR CORP.
Dated: June 24, 2018	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

13 | Page