Form 10-K
period 2018-08-31
TEMIR CORP.
filed 2018-10-22
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended AUGUST 31, 2018

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

As of September 25, 2018, the registrant had 2,574,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 25, 2018.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of September 25, 2018 the 2,574,000 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

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

5 | Page

RESULTS OF OPERATIONS

As of AUGUST 31, 2018, our retained earnings were $2,888. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended AUGUST 31, 2018 compared to the year ended August 31, 2017

Revenue

During the year ended AUGUST 31, 2018, the Company generated $8,500 in revenue compared to $29,400 for the year ended August 31, 2017. Total costs of the revenue were $2,700 for the year ended AUGUST 31, 2018 compared to $10,000 for the year ended August 31, 2017. During the year ended AUGUST 31, 2018, the Company’s gross profit was $5,800 compared to $19,400 for the year ended August 31, 2017.

Operating Expenses

During the year ended AUGUST 31, 2018, we incurred total expenses and professional fees of $39,485 compared to 15,787 for the year ended August 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended AUGUST 31, 2018 was $33,685 compared to net income of $3,613 for the year ended August 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at AUGUST 31, 2018 our current assets were $2,873 compared to $35,358 in current assets at AUGUST 31, 2017.  As at AUGUST 31, 2018 our total assets were $3,656 compared to $36,809 in total assets at AUGUST 31, 2017.  As at AUGUST 31, 2018, our current liabilities were $3,753 compared to $3,221 as of AUGUST 31, 2017.

Stockholders’ equity was $33,588as of AUGUST 31, 2017 compared to stockholders’ deficit of $97 as of AUGUST 31, 2018.

Cash Flows from Operating Activities

For the year ended AUGUST 31, 2018, net cash flows provided by operating activities was $32,720, consisting of net loss of $33,685, decrease in prepaid expenses of $297 and amortization expenses of $668.

For the year ended AUGUST 31, 2017, net cash flows provided by operating activities was $3,865, consisting of net income of $3,613, increase in prepaid expenses of $297 and amortization expenses of $549.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended AUGUST 31, 2017 was $2,000 compared to none  during year ended AUGUST 31, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended AUGUST 31, 2018 were $532, consisting entirely of $532 loan from shareholder.

Cash flows provided by financing activities during the year ended AUGUST 31, 2017 were $31,196, consisting of $2,496 loan from shareholder and $28,700 form proceeds from sale of common stock.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Temir Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Temir Corp. as of August 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and 2017, the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2016.

Seattle, Washington

September 24, 2018

9 | Page

TEMIR CORP. BALANCE SHEETS (Audited)
	AUGUST 31, 2018	AUGUST 31, 2017
ASSETS
Current Assets
Cash	$ 2,873	$ 35,061
Prepaid expenses	-	297
Total current assets	2,873	35,358
Other Assets
Equipment	783	1,451
Total Assets	$ 3,656	$ 36,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 3,753	$ 3,221
Total current liabilities	3,753	3,221
Total Liabilities	3,753	3,221

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	28,126	28,126
Retained Earnings (Deficit)	(30,797)	2,888
Total Stockholders’ equity	(97)	33,588

Total Liabilities and Stockholders’ equity	$ 3,656	$ 36,809

The accompanying notes are an integral part of these financial statements.

10 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (AUDITED)
	YEAR ENDED AUGUST 31, 2018	YEAR ENDED AUGUST 31, 2017
Revenue	$ 8,500	$ 29,400

Cost of goods sold	2,700	10,000
Gross profit	5,800	19,400

Operating expenses
General and administrative expenses	39,485	15,787
Net income (loss) from operations	(33,685)	3,613
Income (Loss) before provision for income taxes	(33,685)	3,613

Provision for income taxes	-	-

Net income (loss)	$ (33,685)	$ 3,613

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	2,357,975

The accompanying notes are an integral part of these financial statements.

11 | Page

TEMIR CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED AUGUST 31, 2018 AND 2017 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of AUGUST 31, 2016	2,000,000	2,000		$ (725)	$ 1,275
Shares issued at $0.05	574,000	574	28,126	-	28,700
Net income (loss) for the year	-	-	-	3,613	3,613
Balances as of AUGUST 31, 2017	2,574,000	$ 2,574	$ 28,126	$ 2,888	$33,588
Net income (loss) for the year	-	-	-	(33,685)	(33,685)
Balances as of AUGUST 31, 2018	2,574,000	$2,574	$ 28,126	(30,797)	(97)

The accompanying notes are an integral part of these financial statements.

12 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (AUDITED)
	YEAR ENDED AUGUST 31, 2018	YEAR ENDED AUGUST 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (33,685)	$ 3,613
Amortization expenses	668	549
Prepaid expenses	297	(297)
Net cash provided by operating activities	(32,720)	3,865

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ (2,000)
Net cash used in investing activities	-	(2,000)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	28,700
Proceeds of loan from shareholder	532	2,496
Net cash provided by financing activities	532	31,196
Net increase in cash and equivalents	(32,188)	33,061
Cash and equivalents at beginning of the period	35,061	2,000
Cash and equivalents at end of the period	$ (2,873)	$ 35,061
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of AUGUST 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained deficit from inception (May 19, 2016) to AUGUST 31, 2018 of $30,797. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At AUGUST 31, 2018 the Company's bank deposits did not exceed the insured amounts.

14 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of AUGUST 31, 2018, the Company has not issued any stock-based payments to its employees.

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

As of AUGUST 31, 2018, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through AUGUST 31, 2018, the Company’s sole officer and director loaned the Company $3,753 to pay for incorporation costs and operating expenses.  As of AUGUST 31, 2018, the amount outstanding was $3,753. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from AUGUST 31, 2018 to September 25, 2018 the date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of AUGUST 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year AUGUST 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Stanislav Pak 54 Fruktovaya Street, Bishkek, Kyrgyzstan 720027	46	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years  ended AUGUST 31, 2018 and AUGUST 31,2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Stanislav Pak, President, Secretary and Treasurer	September 1, 2016 to AUGUST 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2017 to AUGUST 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of AUGUST 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of AUGUST 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 30, 2016, we issued a total of 2,000,000 shares of restricted common stock to Stanislav Pak, our sole officer and director in consideration of $2,000. Further, Mr. Pak has advanced funds to us. As of AUGUST 31, 2018, Mr. Pak has advanced to us $3,753. The obligation to Mr. Pak does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Pak or the repayment of the funds to Mr. Pak. The entire transaction was oral. Mr. Pak is providing us office space free of charge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended AUGUST 31, 2018, we incurred approximately $10,425 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended AUGUST 31, 2017 and for the reviews of our financial statements for the quarters ended November 30, 2017, February 28, 2018 and May 31, 2018.

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

TEMIR CORP.
Dated: October 22, 2018	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

21 | Page