Form 10-Q
period 2018-11-30
TEMIR CORP.
filed 2018-12-10
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 10, 2018
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TEMIR CORP. BALANCE SHEETS (Unaudited)
	NOVEMBER 30, 2018	AUGUST 31, 2018
ASSETS
Current Assets
Cash	$ 52	$ 2,873
Total current assets	52	2,873
Other Assets
Equipment	616	783
Total Assets	$ 668	$ 3,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,503	$ 3,753
Total current liabilities	5,503	3,753
Total Liabilities	5,503	3,753

Stockholders’ Deficit
Common stock, $0.001 par value, 78,500,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	28,126	28,126
Retained Deficit	(35,535)	(30,797)
Total Stockholders’ Deficit	(4,835)	(97)

Total Liabilities and Stockholders’ equity	$ 668	$ 3,656

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2018	THREE MONTHS ENDED NOVEMBER 30, 2017
Revenue	$ -	$ 3,200
Cost of good sold	-	-
Gross profit	-	3,200

Operating expenses
General and administrative expenses	4,738	4,163
Net income (loss) from operations	(4,738)	(963)
Income (Loss) before provision for income taxes	(4,738)	(963)

Provision for income taxes	-	-

Net income (loss)	$ (4,738)	$ (963)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	2,574,000

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2018	THREE MONTHS ENDED NOVEMBER 30, 2017
Cash flows from Operating Activities
Net income (loss)	$ (4,738)	$ (963)
Amortization expenses	167	167
Prepaid expenses	-	297
Net cash provided by (used in) operating activities	(4,571)	(499)

Cash flows from Financing Activities

Proceeds of loan from shareholder	1,750	-
Net cash provided by financing activities	1,750	-
Net increase in cash and equivalents	(2,821)	(499)
Cash and equivalents at beginning of the period	2,873	35,061
Cash and equivalents at end of the period	$ 52	$ 34,562
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to November 30, 2018 of $35,535. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended November 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended AUGUST 31, 2018, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2018 and for the related periods presented.

6 | Page

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of November 30, 2018, the Company has not issued any stock-based payments to its employees.

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

As of November 30, 2018, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through November 30, 2018, the Company’s sole officer and director loaned the Company $5,503 to pay for incorporation costs and operating expenses.  As of November 30, 2018, the amount outstanding was $5,503. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2018 to December 10, 2018 the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of November 30, 2018, our deficit were $35,535. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Three Month Period Ended November 30, 2018 compared to Three Month period ended November 30, 2017

Revenue

During the three months ended November 30, 2018, the Company did not generated any revenue compared to $3,200 during the three months ended November 30, 2017.

Operating Expenses

During the three month period ended November 30, 2018, we incurred total expenses and professional fees of $4,738, compared to $4,163 during the three months ended November 30, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three month period ended November 30, 2018 was $4,738 compared to net loss of $963 during the three months ended November 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2018 our current assets were $52 compared to $2,873 in current assets at August 31, 2018. As at November 30, 2018 our total assets were $668 compared to $3,656 in total assets at August 31, 2018.  As at November 30, 2018, our current liabilities were $5,503 compared to $3,753 as at August 31, 2018.

Stockholder’s deficit was $97 as of AugustT 31, 2018 compared to $4,835 as of November 30, 2018.

Cash Flows from Operating Activities

For the three-month period ended November 30, 2018, net cash flows used in operating activities were $4,571, consisting of net loss of $4,738 and amortization expenses of $167. For the three-month period ended November 30, 2017, net cash flows provided by operating activities were $499, consisting of net loss of $963, increase in prepaid expenses of $297 and amortization expenses of $167.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended November 30, 2018 were $1,750, consisting of loan from shareholder compared to $-0- during the three-month period ended November 30, 2017.

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

10 | Page

GOING CONCERN

The independent auditors' report accompanying our AUGUST 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended November 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2018.

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

TEMIR CORP.
Dated: December 10, 2018	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

12 | Page