Form 10-K/A
period 2018-08-31
TEMIR CORP.
filed 2019-03-25
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT #1

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

As of March 25, 2019, the registrant had 2,574,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 25, 2019.

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

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures ware not effective as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.  We had the following material weakness at August 31, 2018:

-  We have a lack of proper segregation of duties.

-  Lack of audit committee or independent board of directors

-  Lack of in-house accounting knowledge

- Our internal control structure lacks multiple levels of review and oversight.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year AUGUST 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.
Dated: Match 25, 2019	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

21 | Page