Form 10-K/A
period 2018-08-31
TEMIR CORP.
filed 2019-03-29
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT # 2

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

As of March 27 , 2019 , the registrant had 2,574,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 27 , 2019 ..

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Our management has concluded that, as of August 31, 2018, internal controls over financial reporting are not effective due to weakness discussed above.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

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

TEMIR CORP.
Dated: March 27 , 2019	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

21 | Page