Form 10-Q
period 2019-05-31
TEMIR CORP.
filed 2019-06-14
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 12, 2019
Common Stock, $0.001	2,574,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

TEMIR CORP. BALANCE SHEETS (Unaudited)
	MAY 31, 2019	AUGUST 31, 2018
ASSETS
Current Assets
Cash	$ 63	$ 2,873
Total current assets	63	2,873
Other Assets
Equipment	282	783
Total Assets	$ 345	$ 3,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 13,151	$ 3,753
Total current liabilities	13,151	3,753
Total Liabilities	13,151	3,753

Stockholders’ Deficit
Common stock, $0.001 par value, 78,500,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	28,126	28,126
Retained Deficit	(43,506)	(30,797)
Total Stockholders’ Deficit	(12,806)	(97)

Total Liabilities and Stockholders’ equity	$ 345	$ 3,656

The accompanying notes are an integral part of these financial statements.

3 | Page

TEMIR CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MAY 31, 2019	THREE MONTHS ENDED MAY 31, 2018	NINE MONTHS ENDED MAY 31, 2019	NINE MONTHS ENDED MAY 31, 2018
Revenue	$ -	$ 3,500	$ -	$ 8,500
Cost of good sold	-	1,700	-	2,700
Gross profit	-	1,800	-	5,800

Operating expenses
General and administrative expenses	3,877	11,078	12,709	18,744
Net income (loss) from operations	(3,877)	(9,278)	(12,709)	(12,944)
Income (Loss) before provision for income taxes	(3,877)	(9,278)	(12,709)	(12,944)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (3,877)	$ (9,278)	$ (12,709)	$ (12,944)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,574,000	2,574,000	2,574,000	2,574,000

The accompanying notes are an integral part of these financial statements.

4 | Page

TEMIR CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MAY 31, 2019 AND MAY 31, 2018 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of AUGUST 31, 2017	2,574,000	$ 2,574	$ 28,126	$ 2,888	$33,588
Net loss for the nine months ended May 31, 2018	-	-	-	(12,944)	(12,944)
Balances as of May 31, 2018	2,574,000	2,574	28,126	(10,056)	20,644
Net loss for the three months ended August 31, 2018	-	-	-	(20,741)	(20,741)
Balances as of AUGUST 31, 2018	2,574,000	$2,574	$ 28,126	(30,797)	(97)
Net loss for the nine months ended May 31, 2019	-	-	-	(12,709)	(12,709)
Balances as of May 31, 2019	2,574,000	$2,574	$ 28,126	$ (43,506)	$(12,806)

The accompanying notes are an integral part of these financial statements.

5 | Page

TEMIR CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED MAY 31, 2019	NINE MONTHS ENDED MAY 31, 2018
Cash flows from Operating Activities
Net income (loss)	$ (12,709)	$ (12,944)
Amortization expenses	501	501
Prepaid expenses	-	297
Net cash provided by (used in) operating activities	(12,208)	(12,146)

Cash flows from Financing Activities

Proceeds of loan from shareholder	9,398	532
Net cash provided by financing activities	9,398	532
Net increase in cash and equivalents	(2,810)	(11,614)
Cash and equivalents at beginning of the period	2,873	35,061
Cash and equivalents at end of the period	$ 63	$ 23,447
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2019

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to May 31, 2019 of $43,506. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended May 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2018, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2019 and for the related periods presented.

7 | Page

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of May 31, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 638, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

As of May 31, 2019, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through May 31, 2019, the Company’s sole officer and director loaned the Company $13,151 to pay for incorporation costs and operating expenses.  As of May 31, 2019, the amount outstanding was $13,151. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2019 to June 12, 2019 the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of May 31, 2019, our deficit was $43,506. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2019 compared to Three Month period ended May 31, 2018

Revenue

During the three months ended May 31, 2019, the Company did not generate any revenue compared to $3,500 during the three months ended May 31, 2018.

Operating Expenses

During the three-month period ended May 31, 2019, we incurred total expenses and professional fees of $3,877, compared to $11,078 during the three months ended May 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-month period ended May 31, 2019 was $3,877 compared to net loss of $9,278 during the three months ended May 31, 2018.

Nine Month Period Ended May 31, 2019 compared to Nine Month period ended May 31, 2018

Revenue

During the nine months ended May 31, 2019, the Company did not generate any revenue compared to $8,500 during the nine months ended May 31, 2018.

Operating Expenses

During the nine-month period ended May 31, 2019, we incurred total expenses and professional fees of $12,709, compared to $18,744 during the nine months ended May 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine-month period ended May 31, 2019 was $12,709 compared to net loss of $12,944 during the nine months ended May 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2019 our current assets were $63 compared to $2,873 in current assets at August 31, 2018. As at May 31, 2019 our total assets were $345 compared to $3,656 in total assets at August 31, 2018.  As at May 31, 2019, our current liabilities were $13,151 compared to $3,753 as at August 31, 2018.

Stockholder’s deficit increased from $97 as of August 31, 2018 to $12,806 as of May 31, 2019.

Cash Flows from Operating Activities

For the nine-month period ended May 31, 2019, net cash flows used in operating activities were $12,208, consisting of net loss of $12,709 and amortization expenses of $501. For the nine-month period ended May 31, 2018, net cash flows provided by operating activities were $12,146, consisting of net loss of $12,944, increase in prepaid expenses of $297 and amortization expenses of $501.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended May 31, 2019 were $9,398, consisting of loan from shareholder compared to $532 during the nine-month period ended May 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended May 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2019.

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

TEMIR CORP.
Dated: June 12, 2019	By: /s/ Stanislav Pak
Stanislav Pak, President and Chief Executive Officer and Chief Financial Officer

12 | Page