Form 10-K
period 2019-08-31
TEMIR CORP.
filed 2019-12-12
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-213996

TEMIR CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1321204	7999
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Temir Corp.

Room 1204-06,12/F, 69 Jervois Street,

Sheung Wan, Hong Kong

Tel. 852-28527388

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

As of December 9, 2019, the registrant had 2,574,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 9, 2019.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean TEMIR CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on May 19, 2016. We commence operations in tourism. Our principal office address is located at 54 Fruktovaya Street, Bishkek, Kyrgyzstan 720027. On July 15, 2019, our principal office has been relocated to room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong.

Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company include custom packages according to the client’s specifications. We develop and offer our own tours in Kyrgyzstan as well as third-party suppliers.

As at July 15, 2019 the management of Temir Corp has been changed, new management team is planning to restructure the company’s business from travel agency to an investment holding with major business being diversified financials.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 31, 2019 the 2,574,000 issued and outstanding shares of common stock were held by a total of 41 shareholders of record.

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

RESULTS OF OPERATIONS

As of AUGUST 31, 2019, our accumulated losses were $46,126. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended AUGUST 31, 2019 compared to the year ended August 31, 2018

Revenue

During the year ended AUGUST 31, 2019, the Company did not generate any revenue compared to $8,500 for the year ended August 31, 2018. Total costs of the revenue were $0 for the year ended AUGUST 31, 2019 compared to $2,700 for the year ended August 31, 2018. During the year ended AUGUST 31, 2019, the Company has no gross profit compared to $5,800 for the year ended August 31, 2018.

Operating Expenses

During the year ended AUGUST 31, 2019, we incurred no expenses and professional fees compared to $39,485 for the year ended August 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended AUGUST 31, 2019 was $15,329 compared to net loss of $33,685 for the year ended August 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at AUGUST 31, 2019 our current assets were $0 compared to $2,873 in current assets at AUGUST 31, 2018. As at AUGUST 31, 2019 our total assets were $0 compared to $3,656 in total assets at AUGUST 31, 2018. As at AUGUST 31, 2019, our current liabilities were $498 compared to $3,753 as of AUGUST 31, 2018.

Stockholders’ equity was $0 as of AUGUST 31, 2019 compared to $3,656 as of AUGUST 31, 2018.

Cash Flows from Operating Activities

For the year ended AUGUST 31, 2019, net cash flows used by operating activities was $0 consisting of net loss of $15,329.

For the year ended AUGUST 31, 2018, net cash flows used by operating activities was $32,720, consisting of net loss of $33,685, increase in prepaid expenses of $295 and amortization expenses of $668.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended AUGUST 31, 2019 was $783 compared to none during year ended AUGUST 31, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended AUGUST 31, 2019 were $11,175, consisting entirely of $3,753 loan from shareholder being written off and $14,928 contributed capital from a director. Cash flows provided by financing activities during the year ended AUGUST 31, 2018 were $532, consisting of $532 loan from shareholder.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Temir Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Temir Corp. as of August 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Seattle, Washington

December 9, 2019

TEMIR CORP.

BALANCE SHEETS

(AUDITED)

	AUGUST 31, 2019	AUGUST 31, 2018
ASSETS
Current Assets
Cash	$-	$2,873
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	-	2,873
Other Assets
Equipment	-	783
Total Assets	$-	$3,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$-	$3,753
Accounts payable	$498	$-
Total current liabilities	498	3,753
Total Liabilities	498	3,753

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,574,000 shares issued and outstanding	2,574	2,574
Additional Paid-in-Capital	43,054	28,126
Retained Earnings (Deficit)	(46,126)	(30,797)
Total Stockholders’ equity	(498)	(97)

Total Liabilities and Stockholders’ equity	$-	$3,656

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENTS OF OPERATIONS

(AUDITED)

	YEAR ENDED AUGUST 31, 2019	YEAR ENDED AUGUST 31, 2018
Revenue from continuing operations	$-	$8,500

Cost of goods sold	-	(2,700)
Gross profit	-	5,800

Operating expenses
General and administrative expenses	-	(39,485)
Net income (loss) from continuing operations	-	(33,685)

Discontinued operations
Loss from operations of discontinued	(15,329)

Income (Loss) before provision for income taxes	(15,329)	(33,685)

Provision for income taxes	-	-

Net income (loss)	$(15,329)	$(33,685)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,574,000	2,574,000

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

(AUDITED)

	Number of Common Shares	Amount $	Additional Paid-In-Capital $	Deficit accumulated $	Total $
Balances as of AUGUST 31, 2017	2,574,000	2,574	28,126	2,888	33,588
Net income (loss) for the year	-	-	-	(33,685)	(33,685)
Balances as of AUGUST 31, 2018	2,574,000	2,574	28,126	(30,797)	(97)
Net income (loss) for the year (1)	-	-	14,928	(15,329)	(401)
Balances as of AUGUST 31, 2019	2,574,000	2,574	43,054	(46,126)	(498)

(1)	On July 15, 2019, Stanislav Pak, the former President and director of the Company, sold all his equity interests to present management team of the Company. He waived the loan due to him by the Company. On the completion of the transaction, the said loan was taken up as the additional paid-in-capital of the Company.

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENTS OF CASH FLOWS

(AUDITED)

	YEAR ENDED AUGUST 31, 2019	YEAR ENDED AUGUST 31, 2018
Cash flows from Operating Activities
Net income (loss)	$-	$(33,683)
Amortization expenses	-	668
Prepaid expenses	-	295
Net cash provided by operating activities	-	(32,720)

Cash flows from Discontinued Operating Activities
Net income (loss)	$(15,329)	$-
Accounts receivable	-	-
Current liabilities	498	-
Net cash provided by discontinued operating activities	(14,831)	-

Cash flows from Investing Activities
Amortization of fixed assets	$783	$-
Net cash used in investing activities	783	-

Cash flows from Financing Activities
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	(3,753)	532
Proceeds of additional paid-in-capital (2)	14,928	-
Net cash provided by financing activities	11,175	532
Net increase in cash and equivalents	(2,873)	(32,188)
Cash and equivalents at beginning of the period	2,873	35,061
Cash and equivalents at end of the period	$-	$2,873
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

(2)	On July 15, 2019, Stanislav Pak, the former President and director of the Company, sold all his equity interests to present management team of the Company. He waived the loan due to him by the Company. On the completion of the transaction, the said loan was taken up as the additional paid-in-capital of the Company. The transaction is non-cash in nature and has been classified under cash flows from financing activities.

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2019

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

TEMIR CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016. The Company commences operations in tourism. Temir Corp. is a travel agency that organizes individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027. On July 15,2019, the company’s principal office has been relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of AUGUST 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has retained deficit from inception (May 19, 2016) to AUGUST 31, 2019 of $46,126. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At AUGUST 31, 2019 the Company’s bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of AUGUST 31, 2019, the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. As of AUGUST 31, 2019, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through AUGUST 31, 2019, the Company has granted a loan to one of the company’s directors for the maximum amount of $14,928 to pay for incorporation costs and operating expenses. As of AUGUST 31, 2019, the amount outstanding was capitalized as additional paid-in- capital of the Company. The loan is non-interest bearing, due upon demand and unsecured.

Others than those stated above, there is no related party transaction with directors and officers of the company during the financial year ended August 31, 2019. During the period, there is a fully provision of $14,928 as a forgiven loan from the former CEO of the Company.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from AUGUST 31, 2019 to December 9, 2019 the date the financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of AUGUST 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year AUGUST 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Stanislav Pak 54 Fruktovaya Street, Bishkek, Kyrgyzstan 720027	46	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Roy Kong Hoi Chan Flat H, 12/F, Tower 2, Island Place, North Point. Hong Kong	41	President

Alex Kwok Fai Yuen Flat G, 19/F, Block 2, Metro Harbour View, 8 Fuk Lee Street, Tai Kok Tsui, Hong Kong	40	Executive director

Mark Ko Chiu Yip Flat A,8/F, Yuen Long Plaza, 251 Castle Peak Road, Hong Kong	37	Executive director

Bon Pok Yin Cheung Room C, 3/F, Hung Kei Mansion, 5-8 Queen Victoria Street, Central, Hong Kong	41	Non-executive director

Alan Yuk Lun Wong Flat 6, 22/F, Kay Shun House, On Kay Court, Ngau Tau Kok, Hong Kong	45	Non-executive director

Siu Nam Hau Flat A, 11/F, Olympian Mansion,9 Conduit Road, Hong Kong	48	Non-executive director

Brian Hung Ngok Wong 1206, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong	53	Chief Executive Officer

Brian Kong Wai Chan Flat B, 18/F, 30 Johnston Road, Wanchai, Hong Kong	39	Chief Financial Officer

Stanislav Pak has acted as our President, Treasurer, Secretary and sole Director since our incorporation on May 19, 2016 until he resigned on July 15, 2019. Mr. Pak owns 77.70% of the outstanding shares of our common stock. Mr. Pak graduated from Kyrgyz State University of Construction, Transport and Architecture in 2009. His qualification is engineer. From February 2006 to May 2012 he worked at OcOO” M.F.LINE”, a constructions company, as Assistant Director. From June 2012 to Present he has been working at OcOOO “TeDIS”, a workwear manufacture, as General Director.

Roy Chan appointed as our President on July 15, 2019. Roy is the founder of JTI Securities Limited and JTI Financial Services Group Limited. He has held senior management roles of JTI since 2011. Prior to joining JTI group, He has over 10 years’ working experience in banking and finance sectors.

Alex Yuen appointed as our executive director on July 15, 2019. Alex is a sole owner of professional consultancy firm which provide corporate advisory services. He started his career at Deloitte Touche Tohmatsu and has been focusing on risk management and regulatory compliance for more than 10 years. Alex is an expert in corporate governance, anti-money laundering and regulatory compliance. Others than Deloitte, he worked at different financial institutions as compliance and risk experts, including asset management firms, securities brokerage firms, private banks and investment banks.

Mark Yip appointed as our executive director on July 15, 2019. He was the general manager of Cybernetics Property Mortgage Limited since 2013. Mark is a specialist on mortgage and personal loan consulting services with over 11 years’ experience. Mark has good business relationship with banks and property agencies in Hong Kong. Before he took the senior management role in Cybernetics, he held executive position in mReferral Corporation (HK) Limited.

Bon Cheung appointed as our non-executive director on July 15, 2019. He is the founder and principal solicitor of Messrs. P. Y. Cheung & Co., a law firm in Hong Kong focusing on commercial & company law and civil & criminal litigations. Bon admitted to practice as a solicitor in Hong Kong in 2014. Other than being a legal practitioner, He was a software engineer with experience on computer software programming, computer system design and project management.

Alan Wong appointed as our non-executive director on July 15, 2019. He is an independent non-executive director of each of TUS International Limited, Huisheng International Holding Limited and Tech Pro Technology Development Limited, all of which are companies listed on The Stock Exchange of Hong Kong Limited. Alan had been working with various accounting firms and commercial companies for about 20 years of working experience and was responsible for works related to financial management, taxation, audit and non-audit services.

Siu Nam Hau appointed as our non-executive director on September 26, 2019. Hau was educated in Hong Kong with over 20 years of experience in finance, direct investment and provision of consultancy services for large multinational companies.  At present, he is developing the Vietnamese market.  Over the past years, Hau has completed the following projects associated with Vietnam: (i) joined with Sumitomo Corporation and introduce Honda motorcycles to Vietnam; (ii) discussed with the chief of the Central Bank of Vietnam to explore the establishment of the Vietnam Stock Exchange; (iii) assisted JP Morgan to establish a Vietnamese bond market; (iv) established an office with the state-owned Beijing Foreign Trade in Ho Chi Minh City; (v) acquisition of Vietnam Pacific Airlines with AVIC Group.

Brian Wong appointed as our chief executive officer on July 15, 2019. He is the director and chief financial officer of Murchison Holdings Limited and Quest Investments Limited, both are companies listed on Australian Stock Exchange. Brian has held senior management roles of Quest and Murchison since 2004. Brian has over 30 years’ working experience in banking, equities market and corporate finance including at Hang Seng Bank Limited and Citibank Investment Banking Group.

Brian Chan appointed as our chief financial officer on July 15, 2019. He is the brother of Roy Chan, the Co-founder of JTI Financial Services Group Limited. Brian has held senior role of the Group since 2011. Before joining JTI Group, Brian has over 10 years’ working experience in renowned certified public accounting firm as companies’ auditors.

During the past ten years, all directors and executive officers have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which all directors or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting all directors involvement in any type of business, securities or banking activities.

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

SIGNIFICANT EMPLOYEES

Other than our directors and executive officers, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended AUGUST 31, 2019 and AUGUST 31,2018:

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

There were no compensation paid or payable to Roy Chan, Alex Yuen, Mark Yip, Alan Wong, Bon Cheung, Siu Nam Hau, Brian Wong and Brian Chan since their appointment until the end of the financial year ended August 31, 2019.

There are no current employment agreements between the company and its officers.

There are no annuity, pension or retirement benefits proposed to be paid to the officers or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of AUGUST 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (to be updated)

The following table sets forth information as of AUGUST 31, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 30, 2016, we issued a total of 2,000,000 shares of restricted common stock to Stanislav Pak, our sole officer and director in consideration of $2,000. Further, Mr. Pak has advanced funds to us. As of AUGUST 31, 2019, The funds advanced from Mr. Pak to us has been fully repaid. The obligation to Mr. Pak does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Pak or the repayment of the funds to Mr. Pak. The entire transaction was oral. Mr. Pak is providing us office space free of charge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended AUGUST 31, 2019, we incurred approximately $8,300 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended AUGUST 31, 2019 and for the reviews of our financial statements for the quarters ended November 30, 2018, February 28, 2019 and May 31, 2019.

PART IV

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

TEMIR CORP.

Dated: December 9, 2019	By:	/s/ Roy Chan
Roy Chan, President