Form 10-Q
period 2019-11-30
TEMIR CORP.
filed 2020-01-21
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Temir Corp.

Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong

Tel. 852-28527388

Email: rchan@jtifs.com.hk

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 6, 2020
Common Stock, $0.001	2,574,000

TEMIR CORP.

i

PART I. FINANCIAL INFORMATION

TEMIR CORP.

BALANCE SHEETS

(Unaudited)

	NOVEMBER 30, 2019	AUGUST 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to a related party	$3,394	$-
Accounts payable	498	498
Total current liabilities	3,892	498
Total Liabilities	3,892	498

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,574,000 shares issued and outstanding	2,574	2,574
Additional paid-in-capital	43,054	43,054
Accumulated deficit	(49,520)	(46,126)
Total Stockholders’ deficit	(3,892)	(498)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2019	THREE MONTHS ENDED NOVEMBER 30, 2018
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	3,394	4,738
Net loss from operations	(3,394)	(4,738)
Loss before provision for income taxes	(3,394)	(4,738)

Provision for income taxes	-	-

Net loss	$(3,394)	$(4,738)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,574,000	2,574,000

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

(UNAUDITED)

	Number of Common Shares	Amount $	Additional Paid-In-Capital $	Deficit accumulated $	Total $
Balances as of September 1, 2018	2,574,000	2,574	28,126	(30,797)	(97)
Net loss for the period	-	-	-	(4,738)	(4,738)
Balances as of November 30, 2018	2,574,000	2,574	28,126	(35,535)	(4,835)

Balances as of September 1, 2019	2,574,000	2,574	43,054	(46,126)	(498)
Net loss for the period	-	-	-	(3,394)	(3,394)
Balances as of November 30, 2019	2,574,000	2,574	43,054	(49,520)	(3,892)

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2019	THREE MONTHS ENDED NOVEMBER 30, 2018
Cash flows from operating activities
Net loss	$(3,394)	$(4,738)
Amortization expenses	-	167
Prepaid expenses	-	-
Net cash used in operating activities	(3,394)	(4,571)

Cash flows from financing activities

Advances from a related party	3,394	-
Proceeds of loan from shareholder	-	1,750
Net cash provided by financing activities	3,394	1,750
Net decrease in cash and equivalents	-	(2,821)
Cash and equivalents at beginning of the period	-	2,873
Cash and equivalents at end of the period	$-	$52
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

NOTE 1 – ORGANIZATION AND BUSINESS

TEMIR CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016. The Company commenced operations in tourism. Temir Corp. was a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. On July 15, 2019, the Company’s principal office has been relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. The management of Temir Corp is planning to restructure the Company’s business from travel agency to an investment holding with major business being diversified financials.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to November 30, 2019 of $49,520. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of November 30, 2019 and for the three months ended November 30, 2019 and 2018 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim financial statements are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended AUGUST 31, 2019, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2019 and for the related periods presented.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of November 30, 2019, the Company has not issued any stock-based payments to its employees.

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

As of November 30, 2019, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through November 30, 2019, the Company’s the former President and director of the Company advanced loans to the Company to pay for incorporation costs and operating expenses. As of August 31, 2019, the amount outstanding of $14,928 was capitalized as additional paid-in capital of the Company.

As of November 30, 2019, the amount outstanding of $3,394 was due to JTI Finance Limited. Roy Chan, president of the Company, is also a director of JTI Finance Limited. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2019 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated in the State of Nevada on May 19, 2016. We commence operations in tourism. We commenced operations in tourism. We were a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company included custom packages according to the client’s specifications. We developed and offered our own tours in Kyrgyzstan as well as third-party suppliers.

On July 15, 2019, our principal office has been relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. Our management is planning to restructure our business from travel agency to an investment holding with major business being diversified financials.

RESULTS OF OPERATION

The accompanying financial statements have been prepared on a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We have accumulated deficit from inception (May 19, 2016) to November 30, 2019 of $49,520. These factors among others raise substantial doubt about our ability to continue as a going concern.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Period Ended November 30, 2019 compared to Three Months period ended November 30, 2018

Revenue

During the three months ended November 30, 2019 and 2018, the Company did not generate any revenue.

Operating Expenses

During the three months period ended November 30, 2019, we incurred total expenses and professional fees of $3,394, compared to $4,738 during the three months ended November 30, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting expenses.

Our net loss for the three months period ended November 30, 2019 was $3,394 compared to net loss of $4,738 during the three months ended November 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31 2019 and November 30, 2019 our current assets were $0. As at August 31, 2019 and November 30, 2019 our total assets were $0. As at November 30, 2019, our current liabilities were $3,892 compared to $498 as at August 31, 2019.

Stockholder’s deficit was $3,892 as of November 30, 2019 compared to $498 as of August 31, 2019.

Cash Flows from Operating Activities

For the three months period ended November 30, 2019, net cash flows used in operating activities were $3,394, consisting of net loss of $3,394. For the three months period ended November 30, 2018, net cash flows used in operating activities were $4,571, consisting primarily of net loss of $4,738.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months period ended November 30, 2019 was $3,394 which was advanced by a related company, JTI Finance Limited. Roy Chan, president of the Company, is also a director of JTI Finance Limited. compared to $1,750 during the three months period ended November 30, 2018, consisting of loan from shareholder.

PLAN OF OPERATION AND FUNDING

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

CONTRACTUAL OBLIGATIONS

As of November 30, 2019, the Company has no contractual obligations involved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller  reporting  company” as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of November 30, 2019 and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner, due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three months period ended November 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months period ended November 30, 2019.

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

TEMIR CORP.

Dated: January 21, 2020	By:	/s/ Roy Chan
Roy Chan, President