Form 10-Q
period 2020-02-29
TEMIR CORP.
filed 2020-03-26
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Tel. 852-28527388

Email: rchan@jtifs.com.hk

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TMRR	OTC Markets-Pink Sheet

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 25, 2020
Common Stock, $0.001	2,574,000

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.

BALANCE SHEETS

(Unaudited)

	February 29, 2020	AUGUST 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Due to a related party	$4,850	$-
Accounts payable and accrued liabilities	2,498	498
Total current liabilities	7,348	498
Total Liabilities	7,348	498

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,574,000 shares issued and outstanding	2,574	2,574
Additional paid-in-capital	43,054	43,054
Accumulated deficit	(52,976)	(46,126)
Total Stockholders’ deficit	(7,348)	(498)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED FEBRUARY 29, 2020	THREE MONTHS ENDED FEBRUARY 28, 2019	SIX MONTHS ENDED FEBRUARY 29, 2020	SIX MONTHS ENDED FEBRUARY 28, 2019

Revenue	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	3,456	4,095	6,850	8,833
Net loss from operations	(3,456)	(4,095)	(6,850)	(8,833)
Loss before provision for income taxes

Provision for income taxes	-		-

Net loss	$(3,456)	$(4,095)	$(6,850)	$(8,833)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,574,000	2,574,000	2,574,000	2,574,000

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Common Shares	Amount $	Additional Paid-In-Capital $	Deficit Accumulated $	Total $

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019
Balances as of September 1, 2018	2,574,000	2,574	28,126	(30,797)	(97)
Net loss for the period	-	-	-	(8,833)	(8,833)
Balances as of February 28, 2019	2,574,000	2,574	28,126	(39,630)	(8,930)

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020
Balances as of September 1, 2019	2,574,000	2,574	43,054	(46,126)	(498)
Net loss for the period	-	-	-	(6,850)	(6,850)
Balances as of February 29, 2020	2,574,000	2,574	43,054	(52,976)	(7,348)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019
Balances as of December 1, 2018	2,574,000	2,574	28,126	(35,535)	(4,835)
Net loss for the period	-	-	-	(4,095)	(4,095)
Balances as of February 28, 2019	2,574,000	2,574	28,126	(39,630)	(8,930)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020
Balances as of December 1, 2019	2,574,000	2,574	43,054	(49,520)	(3,892)
Net loss for the period	-	-	-	(3,456)	(3,456)
Balances as of February 29, 2020	2,574,000	2,574	43,054	(52,976)	(7,348)

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED FEBRUARY 29, 2020	SIX MONTHS ENDED FEBRUARY 28, 2019
Cash flows from operating activities
Net loss	$(6,850)	$(8,833)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expenses	-	334
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,000	498
Net cash used in operating activities	(4,850)	(8,001)

Cash flows from financing activities
Advances from a related party	4,850	-
Proceeds of loan from shareholder	-	5,199
Net cash provided by financing activities	4,850	5,199
Net decrease in cash and equivalents	-	(2,802)
Cash and equivalents at beginning of the period	-	2,873
Cash and equivalents at end of the period	$-	$71

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

TEMIR CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016. The Company commenced operations in tourism. Temir Corp. was a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. On July 15, 2019, the Company’s principal office relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. On January 15, 2020, the Company’s principal office has been relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. The management of Temir Corp is planning to restructure the Company’s business from travel agency to an investment holding with major business being diversified financials.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to February 29, 2020 of $52,976. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

The condensed financial information as of February 29, 2020 and for the six months ended February 29, 2020 and February 28, 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim financial statements are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2019, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include only normal recurring adjustments and disclosures necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2020 and for the related periods have been included in these financial statements.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of February 29, 2020, the Company has not issued any stock-based payments to its employees.

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

As of February 29, 2020, the Company had 2,574,000 shares issued and outstanding.

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

Since May 19, 2016 (Inception) through February 29, 2020, the Company’s the former President and director of the Company advanced loans to the Company to pay for incorporation costs and operating expenses. As of August 31, 2019, the amount outstanding of $14,928 was capitalized as additional paid-in capital of the Company.

As of February 29, 2020, the amount outstanding of $4,850 was due to JTI Finance Limited. Roy Chan, president of the Company, is also a director of JTI Finance Limited. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

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

On July 15, 2019, the Company’s principal office relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. On January 15, 2020, our principal office has been relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. Our management is planning to restructure our business from travel agency to an investment holding with major business being diversified financials.

RESULTS OF OPERATION

The accompanying financial statements have been prepared on a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We have accumulated deficit from inception (May 19, 2016) to February 29, 2020 of $52,976. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

Three Months Period Ended February 29, 2020 compared to Three Months period ended February 28, 2019

Revenue

During the three months ended February 29, 2020 and February 28, 2019, the company did not generate any revenue.

Operating Expenses

During the three months period ended February 29, 2020, we incurred total expenses and professional fees of $3,456, compared to $4,095 during the three months ended February 28, 2019.

Our net loss for the three months period ended February 29, 2020 was $3,456 compared to net loss of $4,095 during the three months ended February 28, 2019.

Six Months Period Ended February 29, 2020 compared to Six Months period ended February 28, 2019

Revenue

During the six months ended February 29, 2020 and February 28, 2019, the Company did not generate any revenue.

Operating Expenses

During the six months period ended February 29, 2020, we incurred total expenses and professional fees of $6,850, compared to $8,833 during the six months ended February 28, 2019. General and administrative expenses incurred generally related to legal and auditing services.

Our net loss for the six months period ended February 29, 2020 was $6,850 compared to net loss of $8,833 during the six months ended February 28, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31 2019 and February 29, 2020 our current assets were $0. As at August 31, 2019 and February 29, 2020 our total assets were $0. As at February 29, 2020, our current liabilities were $7,348 compared to $498 as at August 31, 2019.

Stockholder’s deficit was $7,348 as of February 29, 2020 compared to $498 as of August 31, 2019.

Cash Flows from Operating Activities

For the six months period ended February 29, 2020, net cash flows used in operating activities were $4,850, consisting of net loss of $6,850, net of cash inflows from accrued liabilities of $2,000. For the six months period ended February 28, 2019, net cash flows used in operating activities were $8,001, consisting primarily of net loss of $8,833, net of amortization expenses of $334 and cash inflows from accounts payable of $498.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months period ended February 29, 2020 was $4,850 which was advanced by a related company, JTI Finance Limited, compared to $5,199 during the six months period ended February 28, 2019, consisting of loan from shareholder. Roy Chan, president of the Company, is also a director of JTI Finance Limited.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:(i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock.

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

CONTRACTUAL OBLIGATIONS

As of February 29, 2020, the Company has no contractual obligations involved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of February 29, 2020 and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner, due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-213996), filed with the Commission on October 6, 2016.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.

Dated: March 26,2020	By:	/s/ Roy Chan
Name: Roy Chan
Title: President
(principal executive officer)

By:	/s/ Brian Chan
Name: Brian Chan
Title: Chief Financial Officer
(principal accounting officer and principal financial officer)