Form 10-Q
period 2020-05-31
TEMIR CORP.
filed 2020-07-20
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 15, 2020
Common Stock, $0.001	6,692,182

TEMIR CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	MAY 31, 2020	AUGUST 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Due to a related party	$9,519	$-
Accounts payable and accrued liabilities	2,498	498
Total current liabilities	12,017	498
Total Liabilities	12,017	498

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,574,000 shares issued and outstanding	2,574	2,574
Additional paid-in-capital	43,054	43,054
Accumulated deficit	(57,645)	(46,126)
Total Stockholders’ deficit	(12,017)	(498)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MAY 31, 2020	THREE MONTHS ENDED MAY 31, 2019	NINE MONTHS ENDED MAY 31, 2020	NINE MONTHS ENDED MAY 31, 2019

Revenue	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	4,669	3,876	11,519	12,709
Net loss from operations	(4,669)	(3,876)	(11,519)	(12,709)
Loss before provision for income taxes

Provision for income taxes	-		-

Net loss	$(4,669)	$(3,876)	$(11,519)	$(12,709)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,574,000	2,574,000	2,574,000	2,574,000

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Number of Common Shares	Amount $	Additional Paid-In-Capital $	Accumulated Deficit $	Total $

FOR THE NINE MONTHS ENDED MAY 31, 2019
Balances as of September 1, 2018	2,574,000	2,574	28,126	(30,797)	(97)
Net loss for the period	-	-	-	(12,709)	(12,709)
Balances a s of May 31, 2019	2,574,000	2,574	28,126	(43,506)	(12,806)

FOR THE NINE MONTHS ENDED MAY 31, 2020
Balances as of September 1, 2019	2,574,000	2,574	43,054	(46,126)	(498)
Net loss for the period	-	-	-	(11,519)	(11,519)
Balances as of May 31, 2020	2,574,000	2,574	43,054	(57,645)	(12,017)

FOR THE THREE MONTHS ENDED MAY 31, 2019
Balances as of March 1, 2019	2,574,000	2,574	28,126	(39,630)	(8,930)
Net loss for the period	-	-	-	(3,876)	(3,876)
Balances as of May 31, 2019	2,574,000	2,574	28,126	(43,506)	(12,806)

FOR THE THREE MONTHS ENDED MAY 31, 2020
Balances as of March 1, 2020	2,574,000	2,574	43,054	(52,976)	(7,348)
Net loss for the period	-	-	-	(4,669)	(4,669)
Balances as of May 31, 2020	2,574,000	2,574	43,054	(57,645)	(12,017)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MAY 31, 2020	NINE MONTHS ENDED MAY 31, 2019
Cash flows from operating activities
Net loss	$(11,519)	$(12,709)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expenses	-	501
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,000	-
Net cash used in operating activities	(9,519)	(12,208)

Cash flows from financing activities
Advances from a related party	9,519	-
Proceeds of loan from shareholder	-	9,398
Net cash provided by financing activities	9,519	9,398
Net decrease in cash and equivalents	-	(2,810)
Cash and equivalents at beginning of the period	-	2,873
Cash and equivalents at end of the period	$-	$63

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2020 AND 2019

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

NOTE 2 – GOING CONCERN

The accompanying interim condensed financial statements have been prepared on a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (May 19, 2016) to May 31, 2020 of $57,645. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These interim condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of May 31, 2020 and for the three and nine months ended May 31, 2020 and May 31, 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2019, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of May 31, 2020, its interim condensed consolidated results of operations and cash flows for the three and nine months ended May 31, 2020 and 2019, as applicable, have been made.

Use of Estimates

Preparing condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of May 31, 2020, the Company has not issued any stock-based payments to its employees.

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

As of May 31, 2020, the Company had 2,574,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. The major shareholder of the Company has provided financial support to the Company for a period of twelve months commencing from July 6, 2020.Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since May 19, 2016 (Inception) through May 31, 2020, the Company’s former President and director of the Company advanced loans to the Company to pay for incorporation costs and operating expenses. As of August 31, 2019, the amount outstanding of $14,928 was capitalized as additional paid-in capital of the Company.

As of May 31, 2020, the amount outstanding of $9,519 was due to Ace Vantage Investments Limited. Roy Chan, president of the Company, is also a director of Ace Vantage Investments Limited. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

(a)	On April 2, 2020, the Company as purchaser and Ace Vantage Investments Limited (the “Vendor”) as vendor entered into a sale and purchase agreement (the “Agreement”) with respect to the acquisition (the “Transaction”) of the entire issued share capital of JTI Financial Services Group Limited (“JTI”) for a consideration of US$4,686,272, which will be satisfied by the allotment and issue of the shares of the Company. Mr. Roy Kong Hoi Chan (“Mr. Roy Chan”), an executive director and president of the Company, is currently holding 50% shareholding in the Vendor. The remaining 50% equity interest in the Vendor is held by the father of Mr. Roy Chan.

Under the terms and conditions of the Agreement, the Company offered, sold and issued 1,874,508 shares of common stock of the Company as consideration shares (the “Consideration Shares”) at the issue price of US$2.5 per Consideration Share for the acquisition of all the issued share capital of JTI. Upon completion on July 6, 2020, the Company would be interested in the entire equity interest in JTI, and as such, JTI becomes a wholly-owned subsidiary of the Company.

On April 29, 2020, the Company as purchaser and the Vendor entered into an amendment (the “Amendment”) to the Agreement. Pursuant to the Amendment, the parties have agreed to extend the Long Stop Date (as defined in the Agreement) to June 30, 2020 or such later date as may be agreed between the Vendor and the Company.

On June 30, 2020, the Company as purchaser and the Vendor entered into a further amendment (the “Second Amendment”) to the Agreement and the Amendment. Pursuant to the Second Amendment, the parties have agreed to further extend the Long Stop Date (as defined in the Agreement) to July 31, 2020 or such later date as may be agreed between the Vendor and the Company.

On June 30, 2020, the Company as purchaser and the Vendor entered into a further amendment (the “Third Amendment”) to the Agreement, the Amendment and the Second Amendment. Pursuant to the Third Amendment, the parties have agreed to adjust (i) the consideration of the Transaction from US$4,686,272 to US$10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 Consideration Shares. Save as disclosed above, all the other terms in the Agreement remain unchanged and in full force and effect.

After the issue of 4,118,182 shares of Temir, Ace Vantage will hold 61.54% shareholding of Temir and Mr. Roy Kong Hoi Chan and Mr. Chan Hip Fong will together hold 70.94%.

Upon completion of the Transactions on July 6, 2020, Temir became interested in the entire equity interest in JTI, and as such, JTI became a wholly-owned subsidiary of Temir. For financial accounting purposes, the share exchange will be accounted for as a reverse acquisition by JTI, and resulted in a recapitalization, with JTI being the accounting acquirer and Temir as the acquired entity.

(b)	The spread of the coronavirus (“COVID-19”) around the world has caused significant business disruption during 2020. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results in year 2020.

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

On July 15, 2019, the Company’s principal office relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. On January 15, 2020, our principal office relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. Our management is planning to restructure our business from a travel agency to an investment holding with the major business being diversified financials.

Reverse Acquisition of JTI

On April 2, 2020, the Company as purchaser and Ace Vantage Investments Limited (the “Vendor”) as vendor entered into a sale and purchase agreement (the “Agreement”) with respect to the acquisition (the “Transaction”) of the entire issued share capital of JTI Financial Services Group Limited (“JTI”) for consideration of US$4,686,272, which will be satisfied by the allotment and issue of the shares of the Company. Mr. Roy Kong Hoi Chan (“Mr. Roy Chan”), an executive director and president of the Company, is currently holding 50% shareholding in the Vendor. The remaining 50% equity interest in the Vendor is held by the father of Mr. Roy Chan.

Under the terms and conditions of the Agreement, the Company offered, sold and issued 1,874,508 shares of common stock of the Company as consideration shares (the “Consideration Shares”) at the issue price of US$2.5 per Consideration Share for the acquisition of all the issued share capital of JTI. Upon completion on July 6, 2020, the Company became interested in the entire equity interest in JTI, and as such, JTI became a wholly-owned subsidiary of the Company.

On April 29, 2020, the Company as purchaser and the Vendor entered into an amendment (the “Amendment”) to the Agreement. Pursuant to the Amendment, the parties agreed to extend the Long Stop Date (as defined in the Agreement) to June 30, 2020 or such later date as may be agreed between the Vendor and the Company.

On June 30, 2020, the Company as purchaser and the Vendor entered into a further amendment (the “Second Amendment”) to the Agreement and the Amendment. Pursuant to the Second Amendment, the parties agreed to further extend the Long Stop Date (as defined in the Agreement) to July 31, 2020 or such later date as may be agreed between the Vendor and the Company.

On June 30, 2020, the Company as purchaser and the Vendor entered into a further amendment (the “Third Amendment”) to the Agreement, the Amendment and the Second Amendment. Pursuant to the Third Amendment, the parties agreed to adjust (i) the consideration of the Transaction from US$4,686,272 to US$10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 Consideration Shares. Save as disclosed above, all the other terms in the Agreement remain unchanged and in full force and effect.

After the issue of 4,118,182 shares of Temir, Ace Vantage will hold 61.54% shareholding of Temir and Mr. Roy Kong Hoi Chan and Mr. Chan Hip Fong will together hold 70.94%.

Upon completion of the Transactions on July 6, 2020, Temir became interested in the entire equity interest in JTI, and as such, JTI became a wholly-owned subsidiary of Temir. As a result of the controlling financial interest of the former stockholders of JTI, for financial statement reporting purposes, the merger between the Company and JTI will be treated as a reverse acquisition, with JTI deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with the Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of JTI (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of JTI is being retroactively restated using the exchange ratio established in the Share Purchase Agreement to reflect the number of shares of the Company issued to effect the acquisition. The number of shares of common stock issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of shares of common stock deemed issued and the issued equity interests of JTI immediately prior to the business combination to the unredeemed shares and the fair value of the Company determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post combination reflects the equity structure of the Company, including the equity interests the legal acquirer issued to effect the combination .

Impact of COVID-19

The spread of the coronavirus (“COVID-19”) around the world has caused significant business disruption in year 2020. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results in year 2020.

RESULTS OF OPERATION

The accompanying interim condensed financial statements have been prepared on a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We have accumulated deficit from inception (May 19, 2016) to May 31, 2020 of $57,645. These factors among others raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our inability to continue as a going concern. We believe that our current cash and financing from our existing stockholders are adequate to support our operations for at least the next 12 months.

Three Months Period Ended May 31, 2020 compared to Three Months period ended May 31, 2019

Revenue

During the three months ended May 31, 2020 and May 31, 2019, the Company did not generate any revenue.

Operating Expenses

During the three months period ended May 31, 2020, we incurred total expenses and professional fees of $4,669, compared to $3,876 during the three months ended May 31, 2019.

Our net loss for the three months period ended May 31, 2020 was $4,669 compared to net loss of $3,876 during the three months ended May 31, 2019.

Nine Months Period Ended May 31, 2020 compared to Nine Months period ended May 31, 2019

Revenue

During the nine months ended May 31, 2020 and May 31, 2019, the Company did not generate any revenue.

Operating Expenses

During the nine months period ended May 31, 2020, we incurred total expenses and professional fees of $11,519, compared to $12,709 during the nine months ended May 31, 2019. General and administrative expenses incurred generally related to legal and auditing services.

Our net loss for the nine months period ended May 31, 2020 was $11,519 compared to net loss of $12,709 during the nine months ended May 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31 2019 and May 31, 2020 our current assets were $0. As at August 31, 2019 and May 31, 2020, our total assets were $0. As at May 31, 2020, our current liabilities were $12,017 compared to $498 as at August 31, 2019.

Stockholder’s deficit was $12,017 as of May 31, 2020 compared to $498 as of August 31, 2019.

Cash Flows from Operating Activities

For the nine months period ended May 31, 2020, net cash flows used in operating activities were $9,519, consisting of net loss of $11,519, net of cash inflows from accrued liabilities of $2,000. For the nine months period ended May 31, 2019, net cash flows used in operating activities were $12,208, consisting primarily of net loss of $12,709, net of amortization expenses of $501.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months period ended May 31, 2020 was $9,519 which was advanced by a related company, Ace Vantage Investments Limited, compared to $9,398 during the nine months period ended May 31, 2019, consisting of loan from shareholder. Roy Chan, president of the Company, is also a director of Ace Vantage Investments Limited.

REQUIREMENT FOR ADDITIONAL CAPITAL

JTI is looking to expand its business in the future. We intend to acquire other companies. We have targeted and located some companies which we believe are suitable and may create synergy through acquisition.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of shares of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of shares to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business. Equity financing could result in additional dilution to existing shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS

As of May 31, 2020, the Company has no contractual obligations involved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller  reporting  company” as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of May 31, 2020 and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner, due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective for the following reasons: (i) inadequate risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended May 31, 2020. However, we will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as funding permits as follows:

1.	Create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

2.	Prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions, in a timely manner.

3.	Add staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

The Board of directors has decided to establish a management committee (“the Committee”) comprised of 3 independent board members. The Committee will carry out an annual review of our internal controls and procedures and provide recommendations to the Board, if necessary

Changes in Internal Controls over Financial Reporting

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

TEMIR CORP.

Dated: July 20,2020	By:	/s/ Roy Chan
	Name:	Roy Chan
	Title:	President (principal executive officer)

	By:	/s/ Brian Chan
	Name:	Brian Chan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)