Form 10-K
period 2020-08-31
TEMIR CORP.
filed 2020-12-15
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2020

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

Temir Corp.

Suite 1802-03, 18th Floor, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong

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

As of December 12, 2020, the registrant had 6,692,182 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 12, 2020.

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

As used in this annual report, the terms “we”, “us”, “our”, “Temir”, “the Company”, mean TEMIR CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Temir Corp. (OTCQB: TMRR) were incorporated in the State of Nevada on May 19, 2016. We commence operations in tourism. Our principal office address is located at Suite 1802-03, 18th Floor, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong.

Our Temir Business

The Company was a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business ecotours and other travel tours. Services and products provided by our Company included custom packages according to the client’s specifications. We developed and offered our own tours in Kyrgyzstan as well as third-party suppliers.

While we are retaining our Temir business, our primary business has changed, with the acquisition of JTI Financial Services Group Limited (“JTI”) on April 2, 2020.

Reverse Acquisition of JTI

On April 2, 2020, the Company as purchaser and the Vendor entered into the Agreement with respect to the acquisition of the entire issued share capital of JTI for a consideration of $4,686,272, which will be satisfied by the allotment and issue of the shares of the Company. Mr. Roy Chan, an executive director and president of the Company, was holding 50% shareholding in the Vendor prior to the Transaction. The remaining 50% equity interest in the Vendor is held by the father of Mr. Roy Chan.

Under the terms and conditions of the Agreement, the Company offered, sold and issued 1,874,508 shares of common stock of the Company as Consideration Shares at the issue price of $2.5 per Consideration Share for the acquisition of all the issued share capital of JTI (the “Transaction”).

On April 29, 2020, the Company as purchaser and the Vendor entered into the Amendment to the Agreement. Pursuant to the Amendment, the parties have agreed to extend the Long Stop Date (as defined in the Agreement) to June 30, 2020 or such later date as may be agreed between the Vendor and the Company.

On June 30, 2020, the Company as purchaser and the Vendor entered into the Second Amendment to the Agreement and the Amendment. Pursuant to the Second Amendment, the parties have agreed to further extend the Long Stop Date (as defined in the Agreement) to July 31, 2020 or such later date as may be agreed between the Vendor and the Company.

On June 30, 2020, the Company as purchaser and the Vendor entered into the Third Amendment to the Agreement, the Amendment and the Second Amendment. Pursuant to the Third Amendment, the parties have agreed to adjust (i) the consideration of the Transaction from US$4,686,272 to US$10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 Consideration Shares. Save as disclosed above, all the other terms in the Agreement remain unchanged and in full force and effect. The effect of the issuance is that the Vendor will hold approximately 61.54% of the issued and outstanding shares of common stock of the Company.

The revised consideration has been determined and agreed between the parties on an arm’s length basis based on the potential growth of JTI and after taking into account the market conditions, and the Board considers that the entering into of the Third Amendment is fair and reasonable and is in the interest of the Company and its shareholders as a whole.

Mr. Roy Chan, the founder of JTI, an executive director and president of the Company, is the holder of 629,350 shares of common stock of the Company prior to the Transaction. The Company’s officers and directors, Mr. Roy Chan, Mr. Mark Yip and Mr. Brian Wong, control an aggregate of 4,993,412 or 74.62%, of the outstanding common stock of the Company, on a fully diluted basis, after the Transaction.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Roy Kong Hoi Chan	629,350	9.40%
Brian Hung Ngok Wong	244,630	3.66%
Mark Ko Chiu Yip	1,250	0.02%
Ace Vantage Investments Limited	4,118,182	61.54%
Total	4,993,412	74.62%

Upon completion, Temir is interested in the entire equity interest in JTI, and as such, JTI became a wholly-owned subsidiary of Temir. JTI was incorporated in Hong Kong, China on February 8, 2019.

The principal activities of JTI are provision of diversified financial services through its wholly owned subsidiaries incorporated in Hong Kong.

JTI Finance Limited (“JF”) is a licensed money lender in Hong Kong, holding a money lender license no. 0991/2019 granted by the licensing court of Hong Kong. JF offers various types of loans including but not limited to personal loan, business loan, credit card consolidation loan and equity pledge loan to its customers. Its target customers are small and medium size corporation and retail customers with a principal place of business in Hong Kong. Hong Kong’s lending market is dominant by the banks and money lenders which are wholly owned by the banks. The borrowers are normally required to provide highly secured collaterals such as property for obtaining credit facility from the banks and money lenders which are wholly owned by the banks. JF targets to provide credit facility to the borrowers who needs operating cash flows funding but are not able to provide highly secured collaterals. Higher interest rates will be applied to these loans and could generate higher profit margin for JF.

Concept We Mortgage Broker Limited (“CW”) is one of the active mortgage brokers in Hong Kong. CW provides up-to-date mortgage plans of numerous banks and financial institutions. CW provides analysis and comparison on different mortgage plans offered by banks and financial institutions, assisting its customers to choose the most suitable mortgage plan and borrowing terms based on each customer’s financial background. Its revenue is mainly derived from the referral fee from the banks and financial institutions for the mortgage referral.

JTI Property Agency Limited (“JP”) is a licensed property agent in Hong Kong, holding an estate agent’s license granted by Estate Agents Authority of Hong Kong. JP maintains good business connections and reputation with the landlords of commercial properties. JP mainly provides commercial property agency services in Hong Kong. Its revenue is mainly derived from the commission provided by the landlord for facilitating the sales or lease of commercial properties.

JTI Asset Management Limited (“JA”) is a consultancy services company. After the completion of the Agreement, JA is planning to apply for fund management licenses in Hong Kong or in other jurisdiction, aiming to provide fund management services globally.

Listing Status

Temir Corp. has been approved to upgrade its common shares from the Pink® Open Market to the OTCQB® Venture Market under the trading system “TMRR”, effective September 8, 2020.

Revenue and Business Model

JTI’s revenue is mainly derived from interest income, commission, referral fee and advisory services fee. JTI only charges fees to clients on a successfully basis.

1.	Property agency fee is from 2.5% to 3% on the gross value of the transactions;

2.	Mortgage referral fee is from 0.1% to 4% on the gross value of the transactions;

3.	Consultancy advisory services fee is determined on case by case basis with a minimum fee of US$10,000 per contract: and

4.	The interest rate of the money lending business from 0.001% to 2.2% monthly flat rate, depending on the loan type and borrowers’ credibility.

Government Regulation and Approvals

JTI is subject to a number of local laws and regulations that involve matters such as money lending, estate agency, privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, taxation or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.

Intellectual Property

JF owns a trademark which is registered under the intellectual property department of the government of Hong Kong SAR. The trademark number is 302036853 and the expiry date is September 20, 2021. The details of trademark shown as below:

It is believed to be of material importance in the operation of JF’s operation. JTI believes that no single patent, license, or trademark is material in relation to JTI’s business as a whole.

Employees

We have 5 full-time employees as of August 31, 2020.

DESCRIPTION OF PROPERTIES

Our principal office is located at Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong.

We do not own any real estate or other physical properties.

Item 1A. Risk Factors

The Company operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

RISKS RELATING TO OUR COMPANY

Financial service industry is highly competitive in Hong Kong.

We operate in the financial services industry in Hong Kong, which has a large number of existing participants, making the industry highly competitive. Our results of operations and business development are dependent on our ability to complete equity or debt financings or generate profitable return. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustment that is able to reflect the outcome of this uncertainty.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company) and for administrative expenses. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

If we are not able to develop our business as anticipated, we may not be able to generate revenue or achieve profitability and you may lose your investment.

Our business prospects are difficult to predict because of the financial service industry is highly competitive. Our primary business activities will be focused on the relative high risk operating cash flows funding. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate revenue or achieve profitability and you may lose your entire investment.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenue depends in part on whether we can obtain necessary financing to implement our business plan. We may require additional financing through the issuance of debt and/or equity to fund our future operation plans, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

Our operating subsidiaries may fail to renew their licenses.

Our money lending business is subject to licensing requirements under the provisions of the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong). JF, our operating subsidiary, is a licensed money lender in Hong Kong, holding a money lender license. Money lenders licenses are granted by the licensing court of Hong Kong and are renewable annually subject to satisfaction of all licensing conditions. The licensing court has the discretion to suspend or revoke a license if a licensee is in breach of any licensing condition. We cannot guarantee that the conditions or requirements which JF may be required to satisfy or meet will not change from time to time.

Our property agency business is subject to licensing requirements under the provisions of the Estate Agents Ordinance (Chapter 511 of the Laws of Hong Kong). JP is a licensed property agent in Hong Kong, holding an estate agent’s license granted by Estate Agents Authority of Hong Kong. The Estate Agents Authority of Hong Kong has the discretion to suspend or revoke a license if a licensee is in breach of any licensing condition. We cannot guarantee that the conditions or requirements which JP may be required to satisfy or meet will not change from time to time.

In the event that our operating subsidiaries are unable to renew their licenses in a timely manner or if the relevant authorities do not approve the application for a renewal of their licenses, our subsidiaries may not be able to operate their business until such time as they receive new licenses, which may have a material adverse effect on our financial condition and results of operation.

Our property agency business and mortgage referral business are sensitive to downturns in the economy, economic uncertainty and particularly the performance of the real estate market in Hong Kong.

CW and JP are our operating subsidiaries that mainly provide mortgage referral services and commercial property agency services in Hong Kong. Their business and financial performance are sensitive to the real estate market in Hong Kong. Demand for property is sensitive to downturns and uncertainty in the global and regional economy and corresponding changes in the appetite for real estate investments and purchases. Changes in the appetite for real estate investments and purchases are driven by various factors including, amongst others, perceived or actual general economic conditions, employment and job market conditions, actual or perceived levels of disposable consumer income and wealth and consumer confidence in the economy. These and other factors have, in the past, affected consumer demand for real estate and any negative sentiment or downturn in the economy could materially and adversely affect our business, financial condition and results of operations and also our liquidity position.

Our money lending business is exposed to the credit risks of our customers.

The financial position and profitability of our money lending business depends in part on our customers’ creditworthiness. Thus, we are exposed to our customers’ credit risks. There is no assurance that we will not encounter doubtful or bad debts in the future. If we experience slower payments from our customers, it may increase our accounts receivable aging and/or our bad debts. Further, our cash flows and financial results will be adversely affected if we experience any unexpected delay or difficulty in collections from our customers.

Our money lending business is affected by fluctuations in interest rates and our credit position.

The interest rate risks faced by JF arise from both the interest-bearing lending and borrowings of our money lending business. In particular, our profitability is highly correlated with the net interest margin, being the difference between the interest rate charged to our customers and the costs of our funding. The interest rate chargeable by JF to its customers is determined by, amongst other factors, the market demand for loans and the prevailing competition in the industry, and is ultimately capped by the relevant provisions of the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong). The borrowing cost of JF is determined with reference to the overall local money lending market conditions and our credit positions. An increase in general interest rates or a deterioration of our credit positions will lead to increases in our funding costs.

Our money lending business may be affected by changes in the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong).

The business operation of JF is regulated under the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong) and full compliance with such regulation is essential for us to carry on our business. Notwithstanding this, the relevant regulatory authorities may from time to time amend the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong) or adopt new laws and regulations applicable to licensed money lenders in Hong Kong. Our operation, financial performance and business prospects may be materially and adversely affected if we are not able to comply with any changes and/or new requirements in applicable laws and regulations related to the money lending industry in Hong Kong. Notably, for the mortgage loans granted by us to our customers, the interest rate for such loans shall not exceed the maximum effective interest rate of 60% per annum as stipulated under the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong). In the event that such maximum limit for interest rate is lowered as a result of any change to the Money Lenders Ordinance (Chapter 163 of the Laws of Hong Kong) and/or any relevant laws and regulations, thus limiting and lowering the interest rate we can offer to our customers, our financial performance, operational results and profitability may be materially and adversely affected.

Unfavorable financial market and economic conditions in Hong Kong, China, and elsewhere in the world could materially and adversely affect our asset management business.

JA is planning to apply for fund management licenses in Hong Kong or in other jurisdiction, aiming to provide fund management services globally. During a market or general economic downturn, we may derive lower revenue from our asset management business due to lower mark-to-market or fair value of the assets that we manage. In addition, due to uncertainty or volatility in the market or in response to difficult market conditions, our customers or prospective customers may withdraw funds from, or hesitate to allocate assets to, our asset management business in favor of investments they perceive as offering greater opportunity or lower risk. Difficult market conditions can also materially and adversely affect our ability to launch new products or offer new services in our asset management business, which could negatively affect our financial performance, operational results and profitability.

The loss of the services of any key member of management team, our Chief Executive Officer and Chairman of the Board of Directors, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our business and sell our services.

The decision making is based on a team of management, which consists of at least 5 directors and/or managers. The board of directors consists of 6 members. We are not highly dependent on any manager or director for any business decisions. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of any executive officer or director or our failure to timely identify and retain competent personnel would have small impact our ability to develop our business and license our brand, and have minimal effect on our financial results and impair our growth.

Our success depends on good business relationship with clients and banks and other financial institutions.

Our success depends on good business relationship with clients and banks and other financial institutions. Our business would be adversely affected if:

●	the major banks in Hong Kong such as HSBC, Bank of China, Hang Seng Bank, suspend or terminate their mortgage business, our revenue generated from mortgage referral business will be substantially impacted;

●	our major business partner, Savills (Hong Kong), has any negative impact on their business or their reputation, our revenue generated from property agency business will be affected;

●	we fail to raise capital for the development of initial customer base and reputation;

●	we fail to implement our business model and strategy; and

●	we are not able to retain our management team who have extensive working experience in the banking and finance sectors.

We incur costs associated with SEC reporting compliance, which may significantly affect our financial condition.

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately US$100,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

(1)	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2)	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

(3)	We did not implement appropriate information technology controls – As at August 31, 2019, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

(4)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  As of August 31, 2020, we have suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $695,468 and $244,186, respectively. These factors raise substantial doubts about our ability to continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our inability to continue as a going concern.

The audit report included in this report have been prepared by auditors whose work may not be inspected fully by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issue the audit report included in our reports filed with the SEC as auditors of companies that are traded publicly in the United States and firms registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their respective compliance with the laws of the United States and professional standards.

Many other clients of our auditors have substantial operations within mainland China, and the PCAOB has been unable to complete inspections of the work of our auditors without the approval of the Chinese authorities. Thus, our auditors and their audit work are not currently inspected fully by the PCAOB. On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulation in their oversight of financial statement audits of U.S.-listed companies with significant operation in China. However, it remains unclear what further actions the SEC and PCAOB will take to address the problem.

Inspections of other firms that the PCAOB has conducted outside mainland China have identified deficiencies in those firms’ audit procedures and quality control procedures, which can be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in mainland China prevents the PCAOB from regularly evaluating our auditors’ audit procedures and quality control procedures as they relate to their work in mainland China. As a result, investors may be deprived of the benefits of such regular inspections.

The inability of the PCAOB to conduct full inspections of auditors in mainland China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures and quality control procedures as compared to auditors who primarily work in jurisdictions where the PCAOB has full inspection access. Investors may lose confidence in our reported financial information and the quality of our financial statements.

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

The SEC previously instituted proceedings against mainland Chinese affiliates of the “big four” accounting firms, including the affiliate of our auditor, for failing to produce audit work papers under Section 106 of the Sarbanes-Oxley Act because of restrictions under PRC law. Each of the “big four” accounting firms in mainland China agreed to a censure and to pay a fine to the SEC to settle the dispute and stay the proceedings for four years, until the proceedings were deemed dismissed with prejudice on February 6, 2019. It remains unclear whether the SEC will commence a new administrative proceeding against the four mainland China-based accounting firms. Any such new proceedings or similar action against our audit firm for failure to provide access to audit work papers could result in the imposition of penalties, such as suspension of our auditor’s ability to practice before the SEC. If our independent registered public accounting firm, or its affiliate, was denied, even temporarily, the ability to practice before the SEC, and it was determined that our financial statements or audit reports were not in compliance with the requirements of the U.S. Exchange Act, we could be at risk of delisting or become subject to other penalties that would adversely affect our ability to remain listed on the Nasdaq.

In recent years, U.S. regulators have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. More recently, as part of increased regulatory focus in the U.S. on access to audit information, on May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the HFCA Act, which includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. If the HFCA Act or any similar legislation were enacted into law, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ordinary shares being delisted. Delisting of our ordinary shares would force our U.S.-based shareholders to sell their shares. The market prices of our ordinary shares could be adversely affected as a result of anticipated negative impacts of the HFCA Act upon, as well as negative investor sentiment towards, China-based companies listed in the United States, regardless of whether the HFCA Act is enacted and regardless of our actual operating performance.

Furthermore, on June 4, 2020, the U.S. President issued a memorandum ordering the President’s Working Group on Financial Markets (“PWG”) to submit a report to the President within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and departments with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. On August 6, 2020, PWG released its Report on Protecting United States Investors from Significant Risks from Chinese Companies (“PWG Report”). The PWG Report includes five recommendations for the Securities and Exchange Commission. In particular, to address companies from jurisdictions, such as China, that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the PWG recommends enhanced listing standards on U.S. exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in these countries may satisfy this requirement by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The PWG Report permits the new listing standards to provide for a transition period until January 1, 2022 for listed companies. The recommendations are to include actions that could be taken under current laws and rules as well as possible new rulemaking recommendations. Any resulting actions, proceedings or new rules could adversely affect the listing and compliance status of China-based issuers listed in the United States, such as our company, and may have a material and adverse impact on the trading prices of the securities of such issuers, including our ordinary shares, and substantially reduce or effectively terminate the trading of our ordinary shares in the United States.

We, our customers, our suppliers and other partners may be adversely affected by disaster or health epidemics, including the recent COVID-19 outbreak.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as storm, flood or hazardous air pollution, or other outbreaks. In recent years, there have been outbreaks of epidemics in various countries. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in the PRC, which has spread rapidly across the world. In March 2020, the World Health Organization declared the COVID-19 a pandemic.

As all of our revenues are generated in Hong Kong, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Hong Kong’s and global economy. Any potential impact to our results of operations will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19. The actions taken by government authorities and other organizations to contain the spread of COVID-19 are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices and the implement of temporary travel restrictions;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our services, which may materially adversely impact our revenue. We may have to provide significant sales incentives to our customers in response to boost our sales, which may in turn materially adversely affect our financial condition and operating results;

●	our customers may delay the payment or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts;

●	the business operations of our customers have been and could continue to be negatively impacted by the outbreak of COVID-19, which may result in loss of customers or disruption of our business or services, which may in turn materially adversely affect our financial condition and operating results; and

●	some of our customers, suppliers and other partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Our results of operations and financial results may be materially and adversely affected if the SMEs that we work with fail to resume normal business operations as a result of economic impact or the outbreak of COVID-19.

In response to the outbreak of COVID-19, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including but not limited to:

●	the reduction of economic activity and close our office for all our employees to work from home has resulted in a significant reduction in productivity. As a result of these effects, our cumulative revenues for the year ended August 31, 2020 was lower than our revenues for the same period in 2019 with the major negative impact identified in May 2020. Due to the decline of the Group’s operating results in 2020, our liquidity is likely to be negatively impacted and additional funding may be needed in the future;

●	for the period since December 31, 2019, the Group has furthermore incurred losses. Depending on the duration of the COVID-19 crisis and continued negative impact on economic activity, the Group may experience further negative results, liquidity restraints and incur additional impairments on its assets in 2020, which may result in material adverse impact to our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR SECURITIES

Our shares of common stock do not presently trade, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Although our common stock is quoted on the OTC Markets, our shares of common stock do not trade and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of August 31, 2020, the Company had 6,692,182 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 68,307,818 shares of common stock. The future issuance of common stock and/or preferred stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our officers and directors collectively beneficially own a majority of our stock, and accordingly, collectively have control over stockholder matters, our business and management.

Mr. Roy Chan, the Company’s President is holder of 4,747,532 shares, Mr. Mark Yip, the director, is holder of 1,250 shares and Mr. Brian Wong, Chief Executive officer, is holder of 244,630 shares of common stock of the Company. Therefore, our officers and directors collectively hold approximately 74.62% of our issued and outstanding shares of common stock. As a result, our officers and directors will collectively have the discretion to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our Articles of Incorporation or Bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of August 31, 2020 the 6,692,182 issued and outstanding shares of common stock were held by a total of 61 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

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

Overview

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

On July 15, 2019, the Company’s principal office relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. On January 15, 2020, our principal office relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. Our management is planning to restructure our business from a travel agency to a Fintech Company with major business focusing on financials services and using the internet, mobile devices, software technology or cloud services to perform or connect with financial services.

Reverse Acquisition of JTI

On April 2, 2020, the Company entered into a Sale and Purchase Agreement, by and among the Company, JTI, a Hong Kong corporation, and the Vendor.

Under the terms and conditions of the Agreement (and supplemented by the Amendment, the Second Amendment and the Third Amendment), the Company offered, sold and will issue 4,118,182 shares of common stock in consideration for all the issued and outstanding shares in JTI. The effect of the issuance is that the Vendor now hold approximately 61.54% of the issued and outstanding shares of common stock of the Company.

Mr. Roy Chan, the founder of JTI, and Chairman of the board of directors is the holder of 629,350 shares of common stock of the Company prior to the Transaction. The Company’s officers and directors, Mr. Roy Chan, Mr. Mark Yip and Mr. Brian Wong therefore, control an aggregate of 4,993,412 or 74.62% of the outstanding common stock of the Company, on a fully diluted basis, after the Transaction.

As a result of the agreement, JTI is now a wholly-owned subsidiary of the Company.

The transaction with JTI was treated as a reverse acquisition, with JTI as the acquirer and the Company as the acquired party.  As a result of the controlling financial interest of the former stockholders of JTI, for financial statement reporting purposes, the merger between the Company and JTI was treated as a reverse acquisition, with JTI deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with the Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of JTI. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of JTI is being retroactively restated using the exchange ratio established in the Share Purchase Agreement to reflect the number of shares of the Company issued to effect the acquisition. The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of JTI immediately prior to the business combination to the unredeemed shares and the fair value of the Company determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post combination reflects the equity structure of the Company, including the equity interests the legal acquirer issued to effect the combination.

JTI has four wholly owned operating subsidiaries, namely, JTI Finance Limited, Concept We Mortgage Broker Limited, JTI Property Agency Limited and JTI Asset Management Limited. The principal activities of JTI are provision of diversified financial services through its wholly owned subsidiaries incorporated in Hong Kong.

JF is a licensed money lender in Hong Kong, holding a money lender license no. 0991/2019 granted by the licensing court of Hong Kong. JF offers various types of loans including but not limited to personal loan, business loan, credit card consolidation loan and equity pledge loan to its customers in Hong Kong.

CW is one of the active mortgage brokers in Hong Kong. Its revenue is mainly derived from the referral fee from the banks and financial institutions for the mortgage referral.

JP is a licensed property agent in Hong Kong, holding an estate agent’s license granted by Estate Agents Authority of Hong Kong. Its revenue is mainly derived from the commission provided by the landlord for facilitating the sales or lease of commercial properties.

JA is a consultancy services company. After the completion of the Agreement, JA is planning to apply for fund management licenses in Hong Kong or in other jurisdiction, aiming to provide fund management services globally.

Impact of COVID-19

The spread of the coronavirus (“COVID-19”) around the world has caused significant business disruption in year 2020. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results in year 2021.

Results of operations

The following table sets forth key components of our results of operations for the years ended August 31, 2020 and 2019:

	Year ended
	August 31, 2020	August 31, 2019

REVENUE	$26,631	$44,392

Cost of revenue	(2,371)	(15,966)

GROSS PROFIT	24,260	28,426

General and administrative expenses	(299,474)	(193,981)

LOSS FROM OPERATIONS	(275,214)	(165,555)

Other Income	9,487	29,127

Loss before income tax	(265,727)	(136,428)
Income tax credit (expense)	634	(643)

NET LOSS	(265,093)	(137,071)

As of August 31, 2020, our accumulated deficit was $695,468.

Year ended August 31, 2020 compared to the year ended August 31, 2019

Revenue and cost of revenue

During the year ended August 31, 2020, the Company generated revenue of $26,631 compared to $44,392 for the year ended August 31, 2019. Cost of revenue was $2,371 for the year ended August 31, 2020 compared to $15,966 for the year ended August 31, 2019. Our agency revenues were $1,218 the year ended August 31, 2020 while such revenue was $33,097 in 2019. On the other hand, mortgage referral fee income was $25,413 in the year ended August 31, 2020. We earned $10,993 mortgage referral fee in last year. Included in cost of revenue were referral fees of nil and $15,966 incurred in relation to our property agency business in 2020 and 2019, respectively.

General and administrative expenses

During the year ended August 31, 2020, we incurred $299,474 general and administrative expenses compared to $193,981 for the year ended August 31, 2019. General and administrative expenses incurred generally related to corporate overhead, director fee, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the year ended August 31, 2020 was $265,093 compared to net loss of $137,071 for the year ended August 31, 2019.

Going concern

Our consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of August 31, 2020, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $695,468 and $244,186, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

The continuation of our company as a going concern is dependent upon improving its profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in the case of equity financing.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on our operations, management believes that COVID-19 could have a material impact on our financial results at this time.

Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our company not being able to continue as a going concern.

Segment Information

The following table set forth our results of operations by segments:

For the year ended August 31, 2020	Money lending	Property agency services	Mortgage referral services	Corporate unallocated	Consolidated

Revenue	$-	$1,218	$25,413	$-	$26,631
Cost of revenue	-	-	(2,371)	-	(2,371)
Gross profit	-	1,218	23,042	-	24,260
General and administrative expenses	(133,368)	(283)	(4,230)	(161,593)	(299,474)
Profit (loss) from operations	(133,368)	935	18,812	(161,593)	(275,214)
Other income	1,282	-	-	8,205	9,487
Profit (loss) before income tax	(132,086)	935	18,812	(153,388)	(265,727)
Income tax	-	634	-	-	634
Net profit (loss)	(132,086)	1,569	18,812	(153,388)	(265,093)

For the year ended August 31, 2019	Money lending	Property agency services	Mortgage referral services	Corporate unallocated	Consolidated

Revenue	$302	$33,097	$10,993	$-	$44,392
Cost of revenue	-	(15,966)	-	-	(15,966)
Gross profit	302	17,131	10,993	-	28,426
General and administrative expenses	(130,431)	(1,531)	(5,702)	(56,317)	(193,981)
Profit (loss) from operations	(130,129)	15,600	5,291	(56,317)	(165,555)
Other income	4,512	-	-	24,615	29,127
Profit (loss) before income tax	(125,617)	15,600	5,291	(31,702)	(136,428)
Income tax	-	(643)	-	-	(643)
Net profit (loss)	(125,617)	14,957	5,291	(31,702)	(137,071)

We do not allocate our assets located and expenses incurred outside Hong Kong to our reportable segments because these assets and activities are managed at a corporate level.

We primarily operate in Hong Kong. Substantially all our long-lived assets are located in Hong Kong.

Liquidity and capital resources

Working Capital

	August 31,
	2020	2019
Cash and cash equivalents	$2,580	$10,252
Total current assets	2,882	85,612
Total assets	2,882	85,804
Total liabilities	247,068	64,897
Accumulated deficit	695,468	430,375
Total equity (deficit)	(244,186)	20,907

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Year ended
	August 31, 2020	August 31, 2019

Net cash used in operating activities	$(234,137)	$(141,221)
Net cash from investing activities	-	-
Net cash provided by financing activities	226,465	149,928

Net increase (decrease) in cash and cash equivalents	(7,672)	8,707
Cash and cash equivalents, beginning of year	10,252	1,545
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,580	$10,252

Cash Flows from Operating Activities

For the year ended August 31, 2020, net cash flows used in operating activities was $234,137consisting primarily of net loss of $265,093 offset by the decrease of accounts receivable of $3,298, decrease of prepaid expenses, deposits and other current assets of $16,410 and increase of accrued liabilities of $9,008. For the year ended August 31, 2019, net cash flows used inoperating activities was $141,221, consisting primarily of net loss of $137,071 and an increase of prepaid expenses, deposits and other current assets of $16,410.

Cash Flows from Investing Activities

Cash flows used in investing activities was nil during years ended August 31, 2020 and August 31, 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2020 were $226,465, consisting of $661,643 advances from a shareholder and offset by $435,178 repayment to a shareholder. Cash flows provided by financing activities during the year ended August 31, 2019 were $149,928, consisting of $185,269 advances from a shareholder and $35,341 repayment to a shareholder.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of August 31, 2020: .

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$173,796	$173,796	$-	$-	$-
Amount due to a related company	56,317	56,317	-	-	-
Total	$230,113	$230,113	$-	$-	$-

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

We did not incur any capital expenditures in the periods presented.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Temir Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Temir Corp. and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and records an accumulated deficit as of August 31, 2020, and the Company currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2020.

Hong Kong, China

December 15, 2020

TEMIR CORP.
CONSOLIDATED BALANCE SHEETS
As of August 31, 2020 and 2019
(In U.S. dollars)

	August 31,
	2020	2019

CURRENT ASSETS
Cash	$2,580	$10,252
Loans receivable, current, net of nil provision for loan losses	-	2,681
Accounts receivable, net of nil provision for doubtful accounts	-	3,298
Prepaid expenses, deposits and other current assets	302	16,712
Amount due from a shareholder	-	52,669

Total current assets	2,882	85,612

Long-term loans receivable, net of nil provision for loan losses	-	192

TOTAL ASSETS	$2,882	$85,804

CURRENT LIABILITIES
Other payables and accrued liabilities	$16,573	$7,564
Tax payable	382	1,016
Amount due to a related company	56,317	56,317
Amount due to a shareholder	173,796	-

Total liabilities	247,068	64,897

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of August 31, 2020 and 2019	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(695,468)	(430,375)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(244,186)	20,907

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,882	$85,804

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended August 31, 2020 and 2019
(In U.S. dollars)

	Year ended
	August 31, 2020	August 31, 2019

REVENUE	$26,631	$44,392

Cost of revenue	(2,371)	(15,966)

GROSS PROFIT	24,260	28,426

General and administrative expenses	(299,474)	(193,981)

LOSS FROM OPERATIONS	(275,214)	(165,555)

Other income	9,487	29,127

LOSS BEFORE INCOME TAX	(265,727)	(136,428)

Income tax credit (expense)	634	(643)

NET LOSS AND TOTAL COMPREHENSIVE LOSS FOR THE YEAR	$(265,093)	$(137,071)

Loss per common share:
Basic and diluted	$(0.04)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended August 31, 2020 and 2019
(In U.S. dollars)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance as of September 1, 2018	6,692,182	$6,692	$444,590	$(293,304)	$157,978
Net loss	-	-	-	(137,071)	(137,071)
Balance as of August 31, 2019	6,692,182	$6,692	$444,590	$(430,375)	$20,907
Net loss	-	-	-	(265,093)	(265,093)
Balance as of August 31, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.
CONSOLDIATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2020 and 2019
(In U.S. dollars)

	Year ended	Year ended
	August 31, 2020	August 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(265,093)	$(137,071)
Change in operating assets and liabilities
Loans receivable	2,873	8,120
Account receivable	3,298	(3,298)
Prepaid expenses, deposits and other current assets	16,410	(16,410)
Other payables and accrued liabilities	9,009	6,795
Tax payable	(634)	643
Net cash used in operating activities	(234,137)	(141,221)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	661,643	185,269
Repayment to a shareholder	(435,178)	(35,341)
Net cash provided by financing activities	226,465	149,928

Net (decrease) increase in cash and cash equivalents	(7,672)	8,707
Cash and cash equivalents, beginning of year	10,252	1,545
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,580	$10,252

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

1.	TITLE, ORGANIZATION AND REORGANIZATION

TEMIR CORP. (“Temir” or the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016. The Company commenced operations in tourism. Temir Corp. was a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027. On July 15, 2019, the Company’s principal office relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. On January 15, 2020, the Company’s principal office has been relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. The management of Temir Corp is planning to restructure the Company’s business from travel agency to a Fintech Company with major business focusing on financials services and using the internet, mobile devices, software technology or cloud services to perform or connect with financial services.

On April 2, 2020, the Company as purchaser and Ace Vantage Investments Limited (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr. Roy Chan”) and his father) as vendor (the “vendor”) entered into a sale and purchase agreement (the “Agreement”) with respect to the acquisition (the “Transaction”) of the entire issued share capital of JTI Financial Services Group Limited (“JTI”) for a consideration of $4,686,272, which would be satisfied by the allotment and issue of the shares of the Company..

Under the terms and conditions of the Agreement, the Company offered, sold and issued 1,874,508 shares of common stock of the Company as consideration shares (the “Consideration Shares”) at the issue price of $2.5 per Consideration Share for the acquisition of all the issued share capital of JTI.

On June 30, 2020, pursuant to the amendment to the Agreement, the parties agreed to adjust (i) the consideration of the Transaction from $4,686,272 to $10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 Consideration Shares. The effect of the issuance is that the Vendor will hold approximately 61.54% of the issued and outstanding shares of common stock of the Company.

Mr. Roy Chan, the founder of JTI, an executive director and president of the Company, is the holder of 629,350 shares of common stock of the Company prior to the Transaction.

After the issue of 4,118,182 shares of Temir, Ace Vantage holds 61.54% shareholding of Temir and Mr. Roy Chan and Mr. Chan Hip Fong (father of Mr Roy Chan) together hold 70.94%.

Upon completion of the Transactions on July 6, 2020, Temir became interested in the entire equity interest in JTI, and as such, JTI became a wholly-owned subsidiary of Temir. For financial accounting purposes, the share exchange was accounted for as a reverse acquisition by JTI, and resulted in a recapitalization, with JTI being the accounting acquirer and Temir as the acquired entity.

JTI Financial Services Group Limited (“JTI” or the “Company”) was incorporated in Hong Kong, China on February 8, 2019.

The Company through its subsidiaries provide diversified financial services. JTI has four operating subsidiaries, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”) and JTI Asset Management Limited (“JA”).

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

Company name		Place/date of incorporation	Principal activities

1.	JTI Finance Limited (“JF”)	Hong Kong, China/ December 29, 2011	Money lending

2.	Concept We Mortgage Broker Limited (“CW”)	Hong Kong, China / December 18, 2013	Mortgage broker providing mortgage related consultancy services

3.	JTI Property Agency Limited (“JP”)	Hong Kong, China/ December 21, 2011	Property agency

4.	JTI Asset Management Limited (“JA”)	Hong Kong, China/ May 2, 2017	General consulting services

The formation of JTI Financial Services Group Limited was completed in March 2019. Upon incorporation, JTI issued 1 ordinary share at HK$1 to Mr. Roy Kong Hoi Chan. On March 20, 2019, JTI issued 9,999,999 shares of the Company to Ace Vantage Investments Limited (“Ace Vantage”) at a total cash consideration of HK$3,509,999.65 ($450,000), resulting a total share capital of 10,000,000 shares at HK$3,510,000.65 ($450,000). Ace Vantage was 50% owned by Mr. Roy Kong Hoi Chan and 50% owned by Mr. Chan Hip Fong, father of Mr. Roy Kong Hoi Chan. The Company is owned and controlled by the same control group as JF, CW, JP and JA. On March 29, 2019, the beneficial shareholders of JF, CW, JP and JA exchanged 100% of their shareholding of JF, CW, JP and JA for the shares of the Company (the “Share Exchange”). The Share Exchange has been accounted for as a common control transaction. Other than its 100% ownership of JF, CW, JP and JA, JTI has no significant assets and no other business operations.

JF was incorporated in Hong Kong, China on December 29, 2011 as a company with limited liability. Upon incorporation, JF issued 1 ordinary share to Ace Vantage at HK$1. On March 29, 2019, Ace Vantage transferred 100% of their shareholding of JF to JTI.

CW was incorporated in Hong Kong, China on December 18, 2013 as a company with limited liability. Upon incorporation, CW issued 10,000 ordinary shares to Century Crown Investment Limited at HK$1 each. Century Crown Investment Limited was incorporated in Hong Kong, China and 100% held by Ace Vantage. On March 29, 2019, Century Crown Investment Limited transferred 100% of their shareholding of CW to JTI.

JP was incorporated in Hong Kong, China on December 21, 2011 as a company with limited liability. Upon incorporation, JP issued 1 ordinary share to Ace Vantage at HK$1. On March 29, 2019, Ace Vantage transferred 100% of their shareholding of JP to JTI.

JA was incorporated in Hong Kong, China on May 2, 2017 as a company with limited liability. Upon incorporation, JA issued 1 ordinary share to Ace Vantage at HK$1. On March 29, 2019, Ace Vantage transferred 100% of their shareholding of JA to JTI

The acquisition of JF, CW, JP and JA by JTI has been accounted for as common control transactions in a manner similar to a pooling of interests and there was no recognition of any goodwill or excess of the acquirers’ interest in the net fair value of the acquirees’ identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, these transactions were recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of JF, CW, JP and JA. The consolidated financial statements of the Company include all of the accounts of the Company and its subsidiaries, JF, CW, JP and JA for all periods presented. All material intercompany transactions and balances have been eliminated in the consolidation.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared as if the existing corporate structure had been in existence throughout the periods presented and as if the reorganization had occurred as of the beginning of the earliest period presented. The Company has adopted August 31 as its fiscal year end.

Going concern

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of August 31, 2020, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of  $695,468 and $244,186, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results at this time.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Use of estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management’s estimates and assumptions relate to allowance for doubtful accounts, impairment of long-lived assets and valuation allowance for deferred tax assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or circumstances could reasonably be expected to yield different results.

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions within the Hong Kong.

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans (See Note 3).

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

Provision for loan losses

The provision for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in provision for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the provision for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the provision for loan loss. The netting amount of the “reversal” and the “provision” is presented in the statements of operations and comprehensive income.

The provision consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”).

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than nine months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower. In addition, when the recoverability of the delinquent debt is highly unlikely, the senior management team will go through a stringent procedure to approve a charge-off. Management estimates the provision balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the provision may be made for specific loans, but the entire provision is available for any loan that, in management’s judgment, should be charged-off.

The provision for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date. The provision is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual loans and actual loss, delinquency, and/or risk rating record within the portfolio (Note 4). The Company evaluates its provision for loan losses on a quarterly basis or more often as necessary.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

Interest and fee receivables

Interest and fee receivables are accrued and credited to income as earned but not received. The Company determines a loan past due status by the number of days that have elapsed since a borrower has failed to make a contractual interest or principal payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan interest or principal becomes past due by more than 90 days (The further extension of loan past due status is subject to management final approval and on case by case basis). Additionally, any previously accrued but uncollected interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectability of the remaining interest and principal. Loans are generally restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. As of August 31, 2019, the Company has reviewed of its outstanding balances, and no allowance for doubtful accounts has been made. As of August 31, 2020, the Company has nil accounts receivable.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of August 31, 2020 and 2019, management believes there was no impairment of long-lived assets.

Revenue recognition

Pursuant to the guidance of ASC Topic 606, revenue is recognized when control of promised goods or services is transferred to the Company’s customers in an amount of consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company follows the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The following table presents the Company’s revenues disaggregated by revenue sources.

	Year ended
	August 31, 2020	August 31, 2019

Money lending	$-	$302
Property agency services	1,218	33,097
Mortgage referral services	25,413	10,993

	$26,631	$44,392

	Year ended
	August 31, 2020	August 31, 2019

Revenue recognized over time	$-	$302
Revenue recognized at a point in time	26,631	44,090

	$26,631	$44,392

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

Primary sources of the Company’s revenues are as follows:

(a)	Money lending

Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalties. Additionally, any previously accrued but uncollected interest is reversed and accrual is discontinued, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

(b)	Property agency services

The Company’s entitlement to agency fee income includes an element of consideration that is variable or contingent on the outcome of future events. Actual agency fee income to be received is dependent upon, among others, the completion of transaction between buyers and sellers, price concession based on customary industry practice and payment plans chosen by the buyers.

The Company is required to estimate the amount of consideration to which it will be entitled from the provision of property agency services. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is highly probable taking into consideration of the risk of fallen through and price concession based on customary industry practice, that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

(c)	Mortgage referral services

Referral fee is recognized as referral services are provided to the customer.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of August 31, 2020 and 2019. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

During all the periods presented, all of the Company’s revenues are derived in Hong Kong.

Income taxes

The Company accounts for income taxes in accordance with the accounting standard issued by the Financial Accounting Standard Board (“FASB”) for income taxes. Under the asset and liability method as required by this accounting standard, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The charge for taxation is based on the results for the reporting period as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Foreign currency translation

The Company’s reporting currency is the United States dollars (“U.S. dollars”). The financial records of the Company and its subsidiaries in Hong Kong are maintained in Hong Kong dollars (“HKD”), which is the functional currency of these entities.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.

Assets and liabilities are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Equity accounts are translated at historical exchange rates. Revenues, expenses, gain and loss are translated using the average rate of exchange in effect during the reporting period. Translation adjustments are reported and shown as a separate component of other comprehensive income in the consolidated statements of changes in equity and the consolidated statements of comprehensive income.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

During the periods presented, HKD is pegged to the U.S. dollar within a narrow range.

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding non-current bank borrowings and obligation under finance lease): cash, short-term bank borrowings, other loan, balances with a director and holding company and other payables approximate their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of the Company’s non-current bank borrowings and obligation under finance lease approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 :	Observable inputs such as quoted prices in active markets;
Level 2 :	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 :	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Net loss per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Year ended August 31,
	2020	2019

Net loss	$(265,093)	$(137,071)
Weighted average number of common shares outstanding - Basic and diluted	6,692,182	6,692,182
Net loss per share - Basic and diluted	$(0.04)	$(0.02)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements

Recently Adopted Accounting Standards

On September 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company did not have operating leases at September 1, 2019 and August 31, 2020 that require recognition of ROU assets and leases liabilities. The adoption did not impact the Company’s beginning accumulated deficit, and did not have a material impact on the Company’s consolidated statements of income and statements of cash flows.

Accounting Pronouncements Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company on September 1, 2020 and the new standard did not have a material impact on the consolidated financial statements.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for “smaller reporting companies” for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3.	LOANS RECEIVABLE, NET

The interest rates on loans issued was 0.0012% to 2.2% per annum for the years ended August 31, 2020 and 2019.

All loans are made to either business or individual customers in Hong Kong for a period of 16 to 77 months.

As of August 31, 2020 and 2019, the Company had nil and 1 personal loan customer, respectively.

Provision for loan losses is estimated on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For all the periods presented, no provision was charged to the consolidated statements of operations.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan’s past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days (The further extension of loan past due status is subject to management final approval and on case by case basis).

The following table represents the aging of loans by type of loan:

	August 31, 2020	August 31, 2019

Business loans, unsecured
Current	$-	$-
Over 1 year past due	-	-
Total business loans	$-	$-

Personal loans, unsecured
Current	$-	$2,490
1-89 days past due	-	383
Over 1 year past due	-	-
Total personal loans	$-	$2,873

Total loans receivable	$-	$2,873

Current	$-	$2,681
Non-current	-	192
Total loans receivable	$-	$2,873

The Company originates loans to customers located primarily in Hong Kong.

4.	PROVISION FOR LOAN LOSSES

The provision for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the provision. The provision is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The provision is calculated at portfolio-level since the Company’s loan portfolio is generally comprised of smaller balance homogenous loans and is collectively evaluated for impairment.

For the purpose of calculating portfolio-level reserves, the Company has grouped its loans into two portfolio types: Business and Personal. The provision consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, value of collateral and could include a qualitative component based on management judgment.

In estimating the probable loss of the loan portfolio, the Company also considers qualitative factors such as current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors such as regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

In addition, the Company calculates the provision amount as below:

1.	General Reserve - this reserve covers potential losses due to risks related to industry, company or types of loan. The reserve rate is determined by total loan receivable balance and to be used to cover unidentified probable loan loss.

2.	Special Reserve - is fund set aside covering losses due to risks related to industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The loan portfolio did not include any loans outside of the PRC.

Generally, the primary factors for the evaluation of provision for loan losses consist of business performance, financial position, cash flow and other operational performance of the debtors. Among these, cash flow of the debtors is the primary funding source for repayment for determining the provision for loan losses and any collateral, pledged asset or guarantee is considered as a secondary funding source for repayment.

As of August 31, 2020 and 2019, there was no loan receivable provision charged.

While management uses the best information available to make loan loss provision evaluations, adjustments to the provision may be necessary based on changes in economic and other conditions or changes in accounting guidance.

5.	PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

	August 31, 2020	August 31, 2019

Utility deposits	$302	$302
Other receivables	-	16,410
	$302	$16,712

6.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities were $16,573 and $7,564 as of August 31, 2020 and 2019, respectively. The balance represented payables for professional and consulting fees.

7.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expenses (credit) consisted of:

	August 31, 2020	August 31, 2019

Income tax (credit) expenses – Hong Kong	(634)	643
Deferred income tax benefit	-	-
Income tax (credit) expenses	(634)	643

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended August 31, 2020 and 2019.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $2,564 (HK$20,000) for the years ended August 31, 2020 and 2019.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	August 31, 2020	August 31, 2019

Loss before provision for income taxes	$(265,727)	$(136,428)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	(55,803)	(28,650)
Reconciling items:
Rate differential in different tax jurisdictions	10,329	6,139
Non-deductible expenses	28,292	9,292
Tax effect of tax relief	(1,444)	(1,930)
Tax effect of utilization of tax losses	(1,814)	-
Over-provision of income tax in prior year	(634)	-
Valuation allowance on deferred tax assets	20,440	15,792
Income tax (credit) expenses	$(634)	$643

The calmative net tax loss of the subsidiaries in Hong Kong of $596,370 and $483,484 as of August 31, 2020 and 2019, respectively, available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	August 31, 2020	August 31, 2019

Deferred tax assets
Tax loss	98,401	79,775
Valuation allowance	(98,401)	(79,775)
	-	-

8.	BALANCES WITH RELATED PARTIES

	Note	August 31, 2020	August 31, 2019

Amount due (to) from a shareholder
Ace Vantage Investments Limited		$(173,796)	$52,669
Amount due to a related company
Century Crown Investments Limited	(a)	$(56,317)	$(56,317)

(a)	Mr. Roy Kong Hoi Chan, the Company’s President is a director of and a 50% shareholder of Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

The balances with the shareholder and related company detailed above as of August 31, 2020 and 2019 are unsecured, non-interest bearing and repayable on demand.

For the years ended August 31, 2020 and 2019, the Company has paid $123,077 (HK$960,000) and $123,077 (HK$960,000) to Mr. Roy Kong Hoi Chan as director fee of JTI Finance Limited and $27,692 (HK$216,000) and $55,385 (HK$432,000) to Mr. Chan Hip Fong as director fee of JTI Asset Management Limited.

For the year ended August 31, 2020, the Company paid $2,371 (HK$18,494) services fees to High Flyers Info Limited, which the Company executive director Mark Ko Chiu Yip was a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

9.	SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer.

For the year ended August 31, 2020	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$1,218	$25,413	$-	$26,631
Cost of revenue	-	-	(2,371)	-	(2,371)
Gross profit	-	1,218	23,042	-	24,260
General and administrative expense	(133,368)	(283)	(4,230)	(161,593)	(299,474)
Profit (Loss) from operations	(133,368)	935	18,812	(161,593)	(275,214)
Other income	1,282	-	-	8,205	9,487
Profit (Loss) before income tax	(132,086)	935	18,812	(153,388)	(265,727)
Income tax	-	634	-	-	634
Net profit (loss)	(132,086)	1,569	18,812	(153,388)	(265,093)

As of August 31, 2020
Total assets	55	2,496	29	302	2,882

For the year ended August 31, 2019	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$302	$33,097	$10,993	$-	$44,392
Cost of revenue	-	(15,966)	-	-	(15,966)
Gross profit	302	17,131	10,993	-	28,426
General and administrative expense	(130,431)	(1,531)	(5,702)	(56,317)	(193,981)
Profit (Loss) from operations	(130,129)	15,600	5,291	(56,317)	(165,555)
Other income	4,512	-	-	24,615	29,127
Profit (Loss) before income tax	(125,617)	15,600	5,291	(31,702)	(136,428)
Income tax	-	(643)	-	-	(643)
Net profit (loss)	(125,617)	14,957	5,291	(31,702)	(137,071)

As of August 31, 2019
Total assets	6,532	1,953	7,938	69,381	85,804

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong to its reportable segments because these assets and activities are managed at a corporate level.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars)

10.	SIGNIFICANT RISKS

Credit risk

Credit risk is one of the most significant risks for the Company’s business and arise principally in lending activities.

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the economy primarily in Hong Kong and the underlying obligors and transaction structures. To minimize credit risk, the Company requires collateral in the form of rights to cash, securities or property and equipment.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers.

Liquidity risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

Concentration risk

For all the periods presented, all of the Company’s assets were located in Hong Kong.

One customer accounted for all of the Company’s income from property agency services for the year ended August 31, 2020. Two customers accounted for all (81% and 19%) of the Company’s income from property agency services for the year ended August 31, 2019.

Four customers accounted for all (40%, 30%, 20% and 10%) of the Company’s income from mortgage referral services for the year ended August 31, 2020. One customer accounted for all of the Company’s income from mortgage referral services for the year ended August 31, 2019.

There was no loans receivable and accounts receivable as of August 31, 2020. One customer accounted for all the loans receivable as of August 31, 2019 and another one customer accounted for all the accounts receivable as of August 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 14, 2020, the Board of directors of the Company decided to terminate the appointment of Michael Gillespie & Associates, PLLC as the auditor of the Company and appointed Centurion ZD CPA & Co as our independent registered public accounting firm, effective immediately.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2020 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of August 31, 2020, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

3.	We did not maintain appropriate cash controls – As of August 31, 2020, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions. However, the Companymaintained controls on dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

4.	We did not implement appropriate information technology controls – As of August 31, 2020, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Notwithstanding these material weaknesses, however, management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to:

-	Create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

-	Prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions, in a timely manner.

-	Add staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name of Executive Officer and/or Director	Age	Position
Roy Kong Hoi Chan	42	Executive director and President
Alex Kwok Fai Yuen	41	Executive director and Secretary
Mark Ko Chiu Yip	38	Executive director
Bon Pok Yin Cheung	42	Independent non-executive director
Alan Yuk Lun Wong	46	Independent non-executive director
Siu Nam Hau	49	Independent non-executive director
Brian Hung Ngok Wong	54	Chief Executive Officer
Brian Kong Wai Chan	40	Chief Financial Officer

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

Mark Yip appointed as our independent non-executive director on July 15, 2019 and re-designated as executive director on September 26, 2019. He was the general manager of Cybernetics Property Mortgage Limited since 2013. Mark is a specialist on mortgage and personal loan consulting services with over 11 years’ experience. Mark has good business relationship with banks and property agencies in Hong Kong. Before he took the senior management role in Cybernetics, he held executive position in mReferral Corporation (HK) Limited.

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

Brian Wong appointed as our chief executive officer on July 15, 2019. He is the director and chief financial officer of Murchison Holdings Limited and Quest Investments Limited. Brian has held senior management roles of Quest and Murchison since 2004. Brian has over 30 years’ working experience in banking, equities market and corporate finance including at Hang Seng Bank Limited and Citibank Investment Banking Group.

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

Code of Ethics

Because the Company has a small number of persons serving as directors and executive officers, we have not adopted a code of ethics for our principal executive and financial officers. Our Board will revisit this issue in the future to determine if, and when, adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. No officer or director was delinquent in filing reports pursuant to Section 16(a).

COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

SIGNIFICANT EMPLOYEES

Other than our directors and executive officers, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended August 31, 2020 and August 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Fee ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Roy Kong Hoi Chan,	2020	-	123,077	-0-	-0-	-0-	-0-	-0-	123,077
President (1)	2019	-	123,077	-0-	-0-	-0-	-0-	-0-	123,077

(1)	On July 6, 2020, we acquired JTI in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that received from JTI and / or its subsidiaries prior to the consummation of the reverse acquisition.

There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended August 31, 2020 and 2019 except for the above, and through the date of filing of this Annual Report.

Option Grants

There has been no stock option grants and compensation for the fiscal year ended August 31, 2020 and 2019.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2020 and 2019.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2020 and 2019.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2020 and 2019, and through the date of filing of this Form 8-K, provided for or contributed to by our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 12, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Roy Kong Hoi Chan (2&6)	629,350	9.40%
Brian Hung Ngok Wong (3)	244,630	3.66%
Mark Ko Chiu Yip (4)	1,250	*
All officers and directors as a group (3 persons named above)	875,230	13.08%

Ace Vantage Investments Limited (6)	4,118,182	61.54%
Total	4,993,412	74.62%

*	Denotes less than 1% of the outstanding shares of Common Stock.

Notes:

(1)	After completion of the acquisition of JTI, we had 6,692,182 shares of common stock outstanding.
(2)	Appointed President, director and Chairman of the Board of Directors, on July 15, 2019.
(3)	Appointed Chief Executive Officer on July 15, 2019.
(4)	Appointed director on July 15, 2019.
(5)	Unless otherwise noted, the address of each person listed is c/o JTI, Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong.
(6)	Roy Kong Hoi Chan & Hip Fong Chan each owns 50% equity interest of Ace Vantage Investments Limited. Roy Kong Hoi Chan is the son of Hip Fong Chan.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the year ended August 31, 2020, we paid $2,371 (HK$18,494) services fees to High Flyers Info Limited, which our executive director Mark Ko Chiu Yip was a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

Board Independence

As of the date of this Annual Report, Bon Pok Yin Cheung, Alan Yuk Lun Wong and Siu Nam Hau are the only directors of the Company who are independent under the independence requirements of Rule 10A-3 promulgated under the Securities Exchange Act of 1934. This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2020	2019

Audit fees(1)	$99,000	$8,300
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$99,000	$8,300

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

The audit fees of $99,000 for the year ended August 31, 2020 was billed by Centurion ZD CPA & Co., our current independent registered public accounting firm, for professional services rendered for the integrated audits and review of our financial statements.

The audit fees of $8,300 for the year ended August 31, 2019 was billed by Michael Gillespie & Associates, PLLC, our predecessor auditor, for professional services rendered for the integrated audits and review of our financial statements.

Audit-related fees

There were no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax fees

There were no tax preparation fees billed for the Annual Period.

All other fees

There were no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Audit Committee’s Pre-Approval Process

The Company does not have a standing audit committee or a committee performing similar functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K:

(a)	Financial Statements

1.	Index to Consolidated Financial Statements:
Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of August 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended August 31, 2020 and 2019
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included

(b)	Exhibits:

7.1	Sale and purchase agreement, dated April 2, 2020, by and among JTI Financial Services Group Limited, a Hong Kong corporation, and the list of subsidiaries of JTI Financial Services Group Limited
7.2	Supplemented by the Amendment, dated April 29, 2020
7.3	Supplemented by the Second Amendment, dated June 30, 2020
7.4	Supplemented by the ThirdAmendment, dated June 30, 2020
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.

Dated: December 15, 2020	By:	/s/ Roy Chan
Roy Chan, President