Form 10-Q
period 2020-11-30
TEMIR CORP.
filed 2021-01-19
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Tel. 852-28527388

Email: rchan@jtifs.com.hk

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TMRR	OTCQB Venture Markets

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of January 15, 2021, the registrant had 6,692,182 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 15, 2021.

TEMIR CORP.

FORM 10-Q

November 30, 2020

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2020 AND AUGUST 31, 2020 (Unaudited)
(In U.S. dollars except for number of shares)

	November 30, 2020	August 31, 2020

CURRENT ASSETS
Cash	$15,712	$2,580
Accounts receivable	461	-
Prepaid expenses, deposits and other current assets	302	302

TOTAL ASSETS	$16,475	$2,882

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$17,321	$16,573
Tax payable	470	382
Amount due to a related company	74,317	56,317
Amount due to a shareholder	230,913	173,796

Total liabilities	323,021	247,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of November 30, 2020 and August 31, 2020	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(757,828)	(695,468)
TOTAL STOCKHOLDERS’ DEFICIT	(306,546)	(244,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,475	$2,882

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 and 2019

(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended November 30,
	2020	2019

REVENUE	$12,382	$10,096

Cost of revenue	(11,763)	-

GROSS PROFIT	619	10,096

General and administrative expenses	(62,891)	(1,381)

PROFIT (LOSS) FROM OPERATIONS	(62,272)	8,715

Other income	-	6,795

PROFIT (LOSS) BEFORE INCOME TAX	(62,272)	15,510

Income tax expense	(88)	-

NET PROFIT (LOSS) AND TOTAL COMPREHENSIVE INCOME (LOSS)	$(62,360)	$15,510

Profit (loss) per common share:
Basic and diluted	$(0.01)	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 and 2019
(Unaudited)
(In U.S. dollars except for number of shares)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance as of September 1, 2019	6,692,182	$6,692	$444,590	$(430,375)	$20,907
Net profit	-	-	-	15,510	15,510
Balance as of November 30, 2019	6,692,182	$6,692	$444,590	$(414,865)	$36,417

Balance as of September 1, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)
Net loss	-	-	-	(62,360)	(62,360)
Balance as of November 30, 2020	6,692,182	$6,692	$444,590	$(757,828)	$(306,546)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 and 2019
(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) profit	$(62,360)	$15,510
Change in operating assets and liabilities
Loans receivable	-	575
Accounts receivable	(461)	(3,029)
Prepaid expenses, deposits and other current assets	-	8,205
Accounts payable, other payables and accrued liabilities	748	(7,564)

Tax payable	88	-
Amount due to a related company	18,000	-
Net cash (used in) provided by operating activities	(43,985)	13,697

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	300,583	6,971
Repayment to a shareholder	(243,466)	(29,905)
Net cash provided by (used in) financing activities	57,117	(22,934)

Net increase (decrease) in cash and cash equivalents	13,132	(9,237)
Cash and cash equivalents, beginning of period	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,712	$1,015

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

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

On June 30, 2020, pursuant to the amendment to the Agreement, the parties agreed to adjust (i) the consideration of the Transaction from $4,686,272 to $10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 shares. The effect of the issuance is that the Vendor will hold approximately 61.54% of the issued and outstanding shares of common stock of the Company.

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of November 30, 2020 and for the three months ended November 30, 2020 and 2019 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2020, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of November 30, 2020, its interim condensed consolidated results of operations and cash flows for the three months ended November 30, 2020 and 2019, as applicable, have been made.

Going concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of November 30, 2020, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $757,828 and $306,546, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

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

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of November 30, 2020 and August 31, 2020, the Company has nil loans receivable.

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

The provision for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date. The provision is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual loans and actual loss, delinquency, and/or risk rating record within the portfolio. The Company evaluates its provision for loan losses on a quarterly basis or more often as necessary.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. For the three months ended November 30, 2020 and 2019, no allowance for doubtful accounts has been made. As of November 30, 2020 and August 31, 2020, the Company has $461 and nil accounts receivable, respectively.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of November 30, 2020 and August 31, 2020, management believes there was no impairment of long-lived assets.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Three months ended November 30,
	2020	2019
	(unaudited)	(unaudited)
Money lending	$-	$-
Property agency services	-	-
Mortgage referral services	12,382	10,096

	$12,382	$10,096

	Three months ended November 30,
	2020	2019
	(unaudited)	(unaudited)
Revenue recognized over time	$-	$-
Revenue recognized at a point in time	12,382	10,096

	$12,382	$10,096

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of November 30, 2020 and August 31, 2020. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

During all the periods presented, all of the Company’s revenues are derived in Hong Kong.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

Net (loss) profit per share

The Company calculates net profit (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic profit/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The following table presents a reconciliation of basic and diluted net profit (loss) per share:

	Three months ended November 30,
	2020	2019

Net (loss) profit	$(62,360)	$15,510
Weighted average number of common shares outstanding - Basic and diluted	6,692,182	6,692,182
Net (loss) profit per share - Basic and diluted	$(0.01)	$0.00

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

Accounting Pronouncements Issued But Not Yet Adopted

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

3.	PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets were $302 as of November 30, 2020 and August 31, 2020. The balance represented utility deposits paid.

4.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	November 30, 2020	August 31, 2020

Accounts payable	$6,574	$2,371
Accrued expenses	10,747	14,202
	$17,321	$16,573

Accrued expenses represented payables for professional and consulting fees.

5.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expense consisted of:

	Three months ended November 30,
	2020	2019

Income tax expenses – Hong Kong	$88	$-
Deferred income tax benefit	-	-
Income tax expense	$88	$-

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended November 30, 2020 and 2019.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $2,564 (HK$20,000) for year of assessment 2019/20.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended November 30,
	2020	2019

(Loss) Profit before provision for income taxes	$(62,272)	$15,510
Statutory income tax rate	21%	21%
Income tax (credit) expense computed at statutory income tax rate	(13,077)	3,257
Reconciling items:
Rate differential in different tax jurisdictions	1,193	(698)
Non-deductible expenses	11,972	-
Tax effect of tax relief	-	(1,544)
Tax effect of utilization of tax losses	-	(1,015)
Income tax expenses	$88	$-

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

The net tax loss of the subsidiaries in Hong Kong of $596,370 as of November 30, 2020 and August 31, 2020, available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	November 30, 2020	August 31, 2020

Deferred tax assets
Tax loss	$98,401	$98,401
Valuation allowance	(98,401)	(98,401)
	$-	$-

6.	BALANCES WITH RELATED PARTIES

	Note	November 30, 2020	August 31, 2020

Amount due to a shareholder
Ace Vantage Investments Limited	(c)	$230,913	$173,796

Amount due to a related company
Century Crown Investments Limited		$74,317	$56,317
Other payable	(a), (c)	56,317	56,317
Rental payable	(b)	18,000	-
		$74,317	$56,317

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and ultimately holding 50% interest in Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

(b)	On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the three months ended November 30, 2020 and 2019, the Company recorded $18,000 and nil rental expenses to Century Crown Investments Limited.

(c)	The balances with the shareholder and related company detailed above as of November 30, 2020 and August 31, 2020 are unsecured, non-interest bearing and repayable on demand.

For the three months ended November 30, 2020, the Company recorded $11,763 (HK$91,755) service fees to High Flyers Info Limited, which the Company executive director Mark Ko Chiu Yip was a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

7.	SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer.

For the three months ended November 30, 2020

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$12,382	$-	$12,382
Cost of revenue	-	-	(11,763)	-	(11,763)
Gross profit	-	-	619	-	619
General and administrative expense	(25,853)	-	(1,227)	(35,811)	(62,891)
Loss from operations	(25,853)	-	(608)	(35,811)	(62,272)
Other income	-	-	-	-	-
Loss before income tax	(25,853)	-	(608)	(35,811)	(62,272)
Income tax	-	-	(88)	-	(88)
Net loss	$(25,853)	$-	$(696)	$(35,811)	$(62,360)

Total assets
As of November 30, 2020	$8,743	$2,496	$4,934	$302	$16,475
As of August 31, 2020	$55	$2,496	$29	$302	$2,882

For the three months ended November 30, 2019

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$10,096	$-	$10,096
Cost of revenue	-	-	-	-	-
Gross profit	-	-	10,096	-	10,096
General and administrative expense	(641)	-	(740)	-	(1,381)
Profit (Loss) from operations	(641)	-	9,356	-	8,715
Other income	641	-	-	6,154	6,795
Profit before income tax	-	-	9,356	6,154	15,510
Income tax	-	-	-	-	-
Net profit	$-	$-	$9,356	$6,154	$15,510

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

(In U.S. dollars except for number of shares)

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $18,000 and nil for the three months ended November 30, 2020 and 2019, respectively.

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the three months ended November 30, 2020 and 2019, the Company recorded $18,000 and nil rental payable to Century Crown Investments Limited.

As of November 30, 2020, the outstanding lease is short-term lease. The total minimum future lease payments are $54,000 payable in the twelve months ending November 30, 2021.

9.	SIGNIFICANT RISKS

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

Concentration risk

For all the periods presented, all of the Company’s assets were located in Hong Kong.

One customer accounted for all of the Company’s income from mortgage referral services for the three months ended November 30, 2020 and 2019.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

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

On January 15, 2020, our principal office relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. Our management is planning to restructure our business from a travel agency to a Fintech Company with major business focusing on financials services and using the internet, mobile devices, software technology or cloud services to perform or connected with financial services.

Reverse Acquisition of JTI

On April 2, 2020, the Company entered into a Sale and Purchase Agreement, by and among the Company, JTI Financial Services Group Limited (“JTI”), a Hong Kong corporation, and Ace Vantage Investments Limited (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr. Roy Chan”) and his father) as vendor (the “Vendor”).

Under the terms and conditions of the Agreement (and supplemented by the Amendment, the Second Amendment and the Third Amendment), the Company offered, sold and issued 4,118,182 shares of common stock in consideration for all the issued and outstanding shares in JTI. The effect of the issuance is that the Vendor now hold approximately 61.54% of the issued and outstanding shares of common stock of the Company.

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

JF is a licensed money lender in Hong Kong, holding a money lender license no. 1403/2020 granted by the licensing court of Hong Kong. JF offers various types of loans including but not limited to personal loan, business loan, credit card consolidation loan and equity pledge loan to its customers in Hong Kong.

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

RESULTS OF OPERATION

The accompanying interim condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of November 30, 2020, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $757,847 and $306,565, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

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

Our interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our company not being able to continue as a going concern.

Results of operations

The following table sets forth key components of our results of operations for the three months ended November 30, 2020 and 2019:

	Three months ended November 30
	2020	2019

REVENUE	$12,382	$10,096

Cost of revenue	(11,763)	-

GROSS PROFIT	619	10,096

General and administrative expenses	(62,891)	(1,381)

(LOSS) PROFIT FROM OPERATIONS	(62,272)	8,715

Other Income	-	6,795

(Loss) Profit before income tax	(62,272)	15,510
Income tax expense	(88)	-

NET (LOSS) PROFIT	$(62,360)	$15,510

Revenue and cost of revenue

During the three months ended November 30, 2020, the Company generated revenue of $12,382 compared to $10,096 for the three months ended November 30, 2019. Cost of revenue was $11,763 for the three months ended November 30, 2020 compared to nil for the three months ended November 30, 2019.

General and administrative expenses

During the three months period ended November 30, 2020, we incurred $62,891 general and administrative expenses compared to $1,381 during the three months ended November 30, 2019. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. We incurred more expenses after the reverse acquisition of JTI, which was completed on July 6, 2020.

Net profit (loss)

As a result of the cumulative effect of the factors described above, our net loss for the three months period ended November 30, 2020 was $62,360 compared to net profit of $15,510 during the three months ended November 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	November 30, 2020	August 31, 2020
Cash and cash equivalents	$15,712	$2,580
Total current assets	16,475	2,882
Total assets	16,475	2,882
Total liabilities	323,021	247,068
Accumulated deficit	757,828	695,468
Total deficit	$306,546	$244,186

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Three months ended November 30,
	2020	2019

Net cash (used in) provided by operating activities	$(43,985)	$13,697
Net cash from investing activities	-	-
Net cash provided by (used in) financing activities	57,117	(22,934)

Net increase (decrease) in cash and cash equivalents	13,132	(9,237)
Cash and cash equivalents, beginning of period	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,712	$1,015

Cash Flows from Operating Activities

For the three months period ended November 30, 2020, net cash flows used in operating activities were $43,985, primarily resulted from the net loss of $62,360 partially offset by $18,000 rental payable to a related company. For the three months period ended November 30, 2019, net cash flows provided by operating activities were $13,697, consisting primarily of net profit of $15,510, and a decrease of other current assets of $8,205, partially offset by a decrease of accrued liabilities of $7,564 and an increase of accounts receivable of $3,029.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months period ended November 30, 2020 was $57,117, consisting of $300,583 advances from a shareholder and $243,466 repayment to a shareholder. Cash flows used in financing activities during the three months period ended November 30, 2019 was $22,934, consisting of $6,971 advances from a shareholder and $29,905 repayment to a shareholder.

REQUIREMENT FOR ADDITIONAL CAPITAL

We are looking to expand our business in the future. We intend to acquire other companies. We have targeted and located some companies which we believe are suitable and may create synergy through acquisition.

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

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations and commercial commitments as of November 30, 2020:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$230,913	$230,913	$-	$-	$-
Amount due to a related company	74,317	74,317	-	-	-
Lease	54,000	54,000	-	-	-
Total	$359,230	$359,230	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2020 due to the following material weaknesses in our internal control over financial reporting.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As of November 30, 2020, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

Changes in Internal Controls over Financial Reporting

Except for the matters described above, there have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TEMIR CORP.

Dated: January 19, 2021	By:	/s/ Roy Chan
	Name:	Roy Chan
	Title:	President (principal executive officer)

	By:	/s/ Brian Chan
	Name:	Brian Chan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)