Form 10-Q
period 2021-02-28
TEMIR CORP.
filed 2021-04-19
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Tel. 852-28527388

Email: rchan@jtifs.com.hk

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TMRR	OTC Markets

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of April 16, 2021, the registrant had 6,692,182 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 16, 2021.

TEMIR CORP.

FORM 10-Q

February 28, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2021 AND AUGUST 31, 2020 (Unaudited)
(In U.S. dollars except for number of shares)

	February 28, 2021	August 31, 2020

CURRENT ASSETS
Cash	$2,036	$2,580
Accounts receivable	16,152	-
Tax recoverable	2,574	-
Prepaid expenses, deposits and other current assets	302	302

TOTAL ASSETS	$21,064	$2,882

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$34,363	$16,573
Tax payable	-	382
Amount due to a related company	91,195	56,317
Amount due to a shareholder	238,658	173,796

Total liabilities	364,216	247,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of February 28, 2021 and August 31, 2020	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(794,434)	(695,468)
TOTAL STOCKHOLDERS’ DEFICIT	(343,152)	(244,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,064	$2,882

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

REVENUE	$71,402	$-	$83,784	$10,096

Cost of revenue	(68,991)	-	(80,754)	-

GROSS PROFIT	2,411	-	3,030	10,096

General and administrative expenses	(39,668)	(126,610)	(102,559)	(127,991)

LOSS FROM OPERATIONS	(37,257)	(126,610)	(99,529)	(117,895)

Other income	965	6,795	965	13,590

LOSS BEFORE INCOME TAX	(36,292)	(119,815)	(98,564)	(104,305)

Income tax expense	(314)	-	(402)	-

NET LOSS AND TOTAL COMPREHENSIVE LOSS	$(36,606)	$(119,815)	$(98,966)	$(104,305)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(Unaudited)
(In U.S. dollars except for number of shares)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020
Balance as of September 1, 2019	6,692,182	$6,692	$444,590	$(430,375)	$20,907
Net loss for the period	-	-	-	(104,305)	(104,305)
Balance as of February 29, 2020	6,692,182	$6,692	$444,590	$(534,680)	$(83,398)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021
Balance as of September 1, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)
Net loss for the period	-	-	-	(98,966)	(98,966)
Balance as of February 28, 2021	6,692,182	$6,692	$444,590	$(794,434)	$(343,152)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020
Balance as of December 1, 2019	6,692,182	$6,692	$444,590	$(414,865)	$36,417
Net loss for the period	-	-	-	(119,815)	(119,815)
Balance as of February 29, 2020	6,692,182	$6,692	$444,590	$(534,680)	$(83,398)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021
Balance as of December 1, 2020	6,692,182	$6,692	$444,590	$(757,828)	$(306,546)
Net loss for the period	-	-	-	(36,606)	(36,606)
Balance as of February 28, 2021	6,692,182	$6,692	$444,590	$(794,434)	$(343,152)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
(Unaudited)
(In U.S. dollars except for number of shares)

	Six months ended
	February 28, 2021	February 29, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,966)	$(104,305)
Change in operating assets and liabilities
Loans receivable	-	958
Accounts receivable	(16,152)	3,298
Prepaid expenses, deposits and other current assets	-	12,307
Accounts payable, other payables and accrued liabilities	17,790	(7,564)
Tax payable	(382)	-
Tax recoverable	(2,574)	-
Amount due to a related company	41,032	-
Net cash used in operating activities	(59,252)	(95,306)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	315,873	230,798
Repayment to a shareholder	(251,011)	(142,244)
Repayment to a related company	(6,154)	-
Net cash generated from financing activities	58,708	88,554

Net decrease in cash and cash equivalents	(544)	(6,752)
Cash and cash equivalents, beginning of period	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,036	$3,500

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income tax paid	$3,359	$-

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

1.	TITLE, ORGANIZATION AND REORGANIZATION

TEMIR CORP. (“Temir” or the “Company”) is a corporation established under the corporation laws in the State of Nevada on May 19, 2016. The Company commenced operations in tourism. Temir Corp. was a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027. On July 15, 2019, the Company’s principal office relocated to Room 1204-06, 12/F, 69 Jervois Street, Sheung Wan, Hong Kong. On January 15, 2020, the Company’s principal office has been relocated to Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong. The management of Temir Corp. is planning to restructure the Company’s business from a travel agency to a Fintech Company with major business focusing on financials services and using the internet, mobile devices, software technology or cloud services to perform or connect with financial services.

On April 2, 2020, the Company as purchaser and Ace Vantage Investments Limited (“Ace Vantage”) (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr. Roy Chan”) and his father) as vendor (the “Vendor”) entered into a sale and purchase agreement (the “Agreement”) with respect to the acquisition (the “Transaction”) of the entire issued share capital of JTI Financial Services Group Limited (“JTI”) for a consideration of $4,686,272, which would be satisfied by the allotment and issue of the shares of the Company.

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

After the issue of 4,118,182 shares of Temir, Ace Vantage holds 61.54% shareholding of Temir and Mr. Roy Chan and Mr. Chan Hip Fong (father of Mr Roy Chan) together hold 70.94% shareholding of Temir.

Upon completion of the Transactions on July 6, 2020, Temir became interested in the entire equity interest in JTI, and as such, JTI became a wholly-owned subsidiary of Temir. For financial accounting purposes, the share exchange was accounted for as a reverse acquisition by JTI, and resulted in a recapitalization, with JTI being the accounting acquirer and Temir as the acquired entity.

JTI was incorporated in Hong Kong, China on February 8, 2019.

The Company through its subsidiaries provide diversified financial services. JTI has four operating subsidiaries, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”) and JTI Asset Management Limited (“JA”).

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Company name		Place/date of incorporation	Principal activities

1.	JTI Finance Limited	Hong Kong, China/ December 29, 2011	Money lending

2.	Concept We Mortgage Broker Limited	Hong Kong, China / December 18, 2013	Mortgage broker providing mortgage related consultancy services

3.	JTI Property Agency Limited	Hong Kong, China/ December 21, 2011	Property agency

4.	JTI Asset Management Limited	Hong Kong, China/ May 2, 2017	General consulting services

The formation of JTI Financial Services Group Limited was completed in March 2019. Upon incorporation, JTI issued 1 ordinary share at HK$1 to Mr. Roy Chan. On March 20, 2019, JTI issued 9,999,999 shares of the Company to Ace Vantage at a total cash consideration of HK$3,509,999.65 ($450,000), resulting a total share capital of 10,000,000 shares at HK$3,510,000.65 ($450,000). Ace Vantage was 50% owned by Mr. Roy Chan and 50% owned by Mr. Chan Hip Fong, father of Mr. Roy Chan. The Company is owned and controlled by the same control group as JF, CW, JP and JA. On March 29, 2019, the beneficial shareholders of JF, CW, JP and JA exchanged 100% of their shareholding of JF, CW, JP and JA for the shares of the Company (the “Share Exchange”). The Share Exchange has been accounted for as a common control transaction. Other than its 100% ownership of JF, CW, JP and JA, JTI has no significant assets and no other business operations.

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of February 28, 2021 and for the three and six months ended February 28, 2021 and February 29, 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2020, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of February 28, 2021, its interim condensed consolidated results of operations and cash flows for the three and six months ended February 28, 2021 and February 29, 2020, as applicable, have been made.

Going concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of February 28, 2021, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $794,434 and $343,152, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions within the Hong Kong.

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of February 28, 2021 and August 31, 2020, the Company has nil loans receivable.

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. For the three and six months ended February 28, 2021 and February 29, 2020, no allowance for doubtful accounts has been made. As of February 28, 2021 and August 31, 2020, the Company has $16,152 and nil accounts receivable, respectively.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of February 28, 2021 and August 31, 2020, management believes there was no impairment of long-lived assets.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money lending	$-	$-	$-	$-
Property agency services	-	-	-	-
Mortgage referral services	71,402	-	83,784	10,096

	$71,402	$-	$83,784	$10,096

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue recognized over time	$-	$-	$-	$-
Revenue recognized at a point in time	71,402	-	83,784	10,096

	$71,402	$-	$83,784	$10,096

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of February 28, 2021 and August 31, 2020. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

During all the periods presented, all of the Company’s revenues are derived in Hong Kong.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the Company’s consolidated balance sheets.

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The following table presents a reconciliation of basic and diluted net loss per share:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Net loss	$(36,606)	$(119,815)	$(98,966)	$(104,305)
Weighted average number of common shares outstanding - Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182
Net loss per share - Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

Prepaid expenses, deposits and other current assets were $302 as of February 28, 2021 and August 31, 2020. The balance represented utility deposits paid.

4.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	February 28, 2021	August 31, 2020

Accounts payable	$22,589	$2,371
Accrued expenses	11,774	14,202
	$34,363	$16,573

Accrued expenses represented payables for professional and consulting fees.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

5.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expense consisted of:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Income tax expenses – Hong Kong	$314	$-	$402	$-
Deferred income tax benefit	-	-	-	-
Income tax expense	$314	$-	$402	$-

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended February 28, 2021 and February 29, 2020.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $1,282 (HK$10,000) for year of assessment 2020/21.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Loss before provision for income taxes	$(36,292)	$(119,815)	$(98,564)	$(104,305)
Statutory income tax rate	21%	21%	21%	21%
Income tax (credit) expense computed at statutory income tax rate	(7,621)	(25,161)	(20,698)	(21,904)
Reconciling items:
Rate differential in different tax jurisdictions	740	5,392	1,933	4,694
Non-deductible expenses	7,232	18,754-	19,204	17,210
Non-taxable income	(37)	-	(37)	-
Tax effect of utilization of tax losses	-	1,015	-	-
Income tax expense	$314	$-	$402	$-

The net tax loss of the subsidiaries in Hong Kong of $596,370 as of February 28, 2021 and August 31, 2020, available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	February 28, 2021	August 31, 2020

Deferred tax assets
Tax loss	$98,401	$98,401
Valuation allowance	(98,401)	(98,401)
	$-	$-

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

6.	BALANCES WITH RELATED PARTIES

	Note	February 28, 2021	August 31, 2020

Amount due to a shareholder
Ace Vantage Investments Limited	(c)	$238,658	$173,796

Amount due to a related company
Century Crown Investments Limited
- Other payable		55,195	56,317
- Rental payable	(b)	36,000	-
	(a)(c)	$91,195	$56,317

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and ultimately holding 50% interest in Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

(b)	On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the three months ended February 28, 2021 and February 29, 2020, the Company recorded $18,000 and nil rental expenses to Century Crown Investments Limited, respectively. For the six months ended February 28, 2021 and February 29, 2020, the Company recorded $36,000 and nil rental expenses to Century Crown Investments Limited, respectively.

(c)	The balances with the shareholder and related company detailed above as of February 28, 2021 and August 31, 2020 are unsecured, non-interest bearing and repayable on demand.

For the three and six months ended February 28, 2021, the Company recorded $37,388 (HK$291,626) and $49,151 (HK$383,378) service fees to High Flyers Info Limited, respectively. The executive director of the Company, Mark Ko Chiu Yip, was also a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

Included in the accounts payable $22,589 and $2,371 as of February 28, 2021 and August 31, 2020, respectively, were payable to High Flyers Info Limited.

7.	SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s chief executive officer.

For the three months ended February 28, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$71,402	$-	$71,402
Cost of revenue	-	-	(68,991)	-	(68,991)
Gross profit	-	-	2,411	-	2,411
General and administrative expense	(18,547)	-	(1,234)	(19,887)	(39,668)
Profit (loss) from operations	(18,547)	-	1,177	(19,887)	(37,257)
Other income	-	-	-	965	965
Profit (loss) before income tax	(18,547)	-	1,177	(18,922)	(36,292)
Income tax	-	-	(314)	-	(314)
Net profit (loss)	$(18,547)	$-	$863	$(18,922)	$(36,606)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

For the three months ended February 29, 2020

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-
General and administrative expense	(62,694)	-	(1,076)	(62,840)	(126,610)
Loss from operations	(62,694)	-	(1,076)	(62,840)	(126,610)
Other income	641	-	-	6,154	6,795
Loss before income tax	(62,053)	-	(1,076)	(56,686)	(119,815)
Income tax	-	-	-	-	-
Net loss	$(62,053)	$-	$(1,076)	$(56,686)	$(119,815)

For the six months ended February 28, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$83,784	$-	$83,784
Cost of revenue	-	-	(80,754)	-	(80,754)
Gross profit	-	-	3,030	-	3,030
General and administrative expense	(44,400)	-	(2,461)	(55,698)	(102,559)
Profit (loss) from operations	(44,400)	-	569	(55,698)	(99,529)
Other income	-	-	-	965	965
Profit (loss) before income tax	(44,400)	-	569	(54,733)	(98,564)
Income tax	-	-	(402)	-	(402)
Net profit (loss)	$(44,400)	$-	$167	$(54,733)	$(98,966)

Total assets
As of February 28, 2021	$754	$1,214	$19,114	$302	$21,384
As of August 31, 2020	$55	$2,496	$29	$302	$2,882

For the six months ended February 29, 2020

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$10,096	$-	$10,096
Cost of revenue	-	-	-	-	-
Gross profit	-	-	10,096	-	10,096
General and administrative expense	(63,335)	-	(1,816)	(62,840)	(127,991)
Loss from operations	(63,335)	-	8,280	(62,840)	(117,895)
Other income	1,282	-	-	12,308	13,590
Loss before income tax	(62,053)	-	8,280	(50,532)	(104,305)
Income tax	-	-	-	-	-
Net loss	$(62,053)	$-	$8,280	$(50,532)	$(104,305)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

(In U.S. dollars except for number of shares)

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $18,000 and nil for the three months ended February 28, 2021 and February 29, 2020, and $36,000 and nil for the six months ended February 28, 2021 and February 29, 2020, respectively.

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the period ended February 28, 2021, the Company recorded $36,000 rental payable to Century Crown Investments Limited.

As of February 28, 2021, the outstanding lease is short-term lease. The total minimum future lease payments are $36,000 payable in the twelve months ending February 28, 2022.

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

Three and nil customers accounted for all (45%, 30% and 25%) of the Company’s income from mortgage referral services for the three months ended February 28, 2021 and February 29, 2020, respectively.

Three and one customers accounted for all (38%, 36% and 26%) of the Company’s income from mortgage referral services for the six months ended February 28, 2021 and February 29, 2020, respectively.

One customer accounted for 95.2% the accounts receivable as of February 28, 2021. There was no accounts receivable as of August 31, 2020.

Two suppliers accounted for all (54% and 46%) the Company’s cost of revenue for the three months ended February 28, 2021. Two suppliers accounted for all (61% and 39%) the Company’s cost of revenue for the six months ended February 28, 2021.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Under the terms and conditions of the Agreement (and supplemented by the amendments), the Company offered, sold and issued 4,118,182 shares of common stock in consideration for all the issued and outstanding shares in JTI. The effect of the issuance is that the Vendor now hold approximately 61.54% of the issued and outstanding shares of common stock of the Company.

Mr. Roy Chan, the founder of JTI, and Chairman of the board of directors is the holder of 629,350 shares of common stock of the Company prior to the Transaction. The Company’s officers and directors, Mr. Roy Chan, Mr. Mark Ko Chiu Yip and Mr. Brian Hung Ngok Wong therefore, control an aggregate of 4,993,412 or 74.62% of the outstanding common stock of the Company, on a fully diluted basis, after the Transaction.

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

As of February 28, 2021, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $794,434 and $343,152, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

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

Results of operations

The following table sets forth key components of our results of operations for the six months ended February 28, 2021 and February 29, 2020:

	Six months ended
	February 28, 2021	February 29, 2020

REVENUE	$83,784	$10,096

Cost of revenue	(80,754)	-

GROSS PROFIT	3,030	10,096

General and administrative expenses	(102,559)	(127,991)

LOSS FROM OPERATIONS	(99,529)	(117,895)

Other Income	965	13,590

Loss before income tax	(98,564)	(104,305)
Income tax expense	(402)	-

NET LOSS	$(98,966)	$(104,305)

Revenue and cost of revenue

During the six months ended February 28, 2021, the Company generated revenue of $83,784 compared to $10,096 for the six months ended February 29, 2020. Cost of revenue was $80,754 for the six months ended February 28, 2021 compared to nil for the six months ended February 29, 2020.

General and administrative expenses

During the six months period ended February 28, 2021, we incurred $102,559 general and administrative expenses compared to $127,991 during the six months ended February 29, 2020. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The decrease was from the reduced personnel costs and office expenses.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the six months period ended February 28, 2021 was $98,966 compared to net loss of $104,305 during the six months ended February 29, 2020.

The following table sets forth key components of our results of operations for the three months ended February 28, 2021 and February 29, 2020:

	Three months ended
	February 28, 2021	February 29, 2020

REVENUE	$71,402	$-

Cost of revenue	(68,991)	-

GROSS PROFIT	2,411	-

General and administrative expenses	(39,668)	(126,610)

LOSS FROM OPERATIONS	(37,257)	(126,610)

Other Income	965	6,795

Loss before income tax	(36,292)	(119,815)
Income tax expense	(314)	-

NET LOSS	$(36,606)	$(119,815)

Revenue and cost of revenue

During the three months ended February 28, 2021, the Company generated revenue of $71,402 compared to nil for the three months ended February 29, 2020. Cost of revenue was $68,991 for the three months ended February 28, 2021 compared to nil for the three months ended February 29, 2020.

General and administrative expenses

During the three months period ended February 28, 2021, we incurred $39,668 general and administrative expenses compared to $126,610 during the three months ended February 29, 2020. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The decrease was from the reduced personnel costs and office.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the three months period ended February 28, 2021 was $36,606 compared to net loss of $119,815 during the three months ended February 29, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	February 28, 2021	August 31, 2020
Cash and cash equivalents	$2,036	$2,580
Total current assets	21,064	2,882
Total assets	21,064	2,882
Total liabilities	364,216	247,068
Accumulated deficit	794,434	695,468
Total deficit	$342,152	$244,186

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Six months ended
	February 28, 2021	February 29, 2020

Net cash used in operating activities	$(59,252)	$(95,306)
Net cash from investing activities	-	-
Net cash provided by financing activities	58,708	88,554

Net decrease in cash and cash equivalents	(544)	(6,752)
Cash and cash equivalents, beginning of period	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,036	$3,500

Cash Flows from Operating Activities

For the six months period ended February 28, 2021, net cash flows used in operating activities were $59,252, primarily resulted from the net loss of $98,966 partially offset by $41,032 rental and expenses payable to a related company. For the six months period ended February 29, 2020, net cash flows used in operating activities were $95,306, consisting primarily of net loss of $104,305 and a decrease of other current assets of $16,563, partially offset by a decrease of accrued liabilities of $7,564.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months period ended February 28, 2021 was $58,708, consisting of $315,873 advances from a shareholder, $251,011 repayment to a shareholder and $6,154 repayment to a related company. Cash flows provided by financing activities during the six months period ended February 29, 2020 was $88,554, consisting of $230,798 advances from a shareholder and $142,244 repayment to a shareholder.

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

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations and commercial commitments as of February 28, 2021.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$238,658	$238,658	$-	$-	$-
Amount due to a related company	91,195	91,195	-	-	-
Lease payable	36,000	36,000	-	-	-
Total	$365,853	$365,853	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2021 due to the following material weaknesses in our internal control over financial reporting.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As of February 28, 2021, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation SK.:

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.

Dated: April 19, 2021	By:	/s/ Roy Chan
	Name:	Roy Chan
	Title:	President (principal executive officer)

	By:	/s/ Brian Chan
	Name:	Brian Chan
	Title:	Chief Financial Officer
(principal accounting officer and principal financial officer)