Form 10-Q
period 2021-05-31
TEMIR CORP.
filed 2021-07-20
CIK 1685237

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of July 16, 2021, the registrant had 7,622,415 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 16, 2021.

TEMIR CORP.

FORM 10-Q

May 31, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2021 AND AUGUST 31, 2020 (Unaudited)
(In U.S. dollars except for number of shares)

	May 31, 2021	August 31, 2020

CURRENT ASSETS
Cash	$4,711	$2,580
Accounts receivable	-	-
Tax recoverable	2,975	-
Prepaid expenses, deposits and other current assets	302	302
TOTAL CURRENT ASSETS	7,988	2,882

NON-CURRENT ASSETS
Non-marketable equity securities	1	-

TOTAL ASSETS	$7,989	$2,882

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$20,123	$16,573
Tax payable	-	382
Amount due to a related company	131,031	56,317
Amount due to a shareholder	240,332	173,796

Total liabilities	391,486	247,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of May 31, 2021 and August 31, 2020	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(834,779)	(695,468)
TOTAL STOCKHOLDERS’ DEFICIT	(383,497)	(244,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,989	$2,882

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020

REVENUE	$36,476	$-	$120,260	$10,096

Cost of revenue	(33,113)	-	(113,867)	-

GROSS PROFIT	3,363	-	6,393	10,096

General and administrative expenses	(44,110)	(63,418)	(146,669)	(191,409)

LOSS FROM OPERATIONS	(40,747)	(63,418)	(140,276)	(181,313)

Other income	-	-	965	13,590

LOSS BEFORE INCOME TAX	(40,747)	(63,418)	(139,311)	(167,723)

Income tax credit	402	-	-	-

NET LOSS AND TOTAL COMPREHENSIVE LOSS	$(40,345)	$(63,418)	$(139,311)	$(167,723)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020
(Unaudited)
(In U.S. dollars except for number of shares)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
FOR THE NINE MONTHS ENDED MAY 31, 2020
Balance as of September 1, 2019	6,692,182	$6,692	$444,590	$(430,375)	$20,907
Net loss for the period	-	-	-	(167,723)	(167,723)
Balance as of May 31, 2020	6,692,182	$6,692	$444,590	$(598,098)	(146,816)

FOR THE NINE MONTHS ENDED MAY 31, 2021
Balance as of September 1, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)
Net loss for the period	-	-	-	(139,311)	(139,311)
Balance as of May 31, 2021	6,692,182	$6,692	$444,590	$(834,779)	(383,497)

FOR THE THREE MONTHS ENDED MAY 31, 2020
Balance as of March 1, 2020	6,692,182	$6,692	$444,590	$(534,680)	$(83,398)
Net loss for the period	-	-	-	(63,418)	(63,418)
Balance as of May 31, 2020	6,692,182	$6,692	$444,590	$(598,098)	(146,816)

FOR THE THREE MONTHS ENDED MAY 31, 2021
Balance as of March 1, 2021	6,692,182	$6,692	$444,590	$(794,434)	$(343,152)
Net loss for the period	-	-	-	(40,345)	(40,345)
Balance as of May 31, 2021	6,692,182	$6,692	$444,590	$(834,779)	(383,497)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2021 AND 2020
(Unaudited)
(In U.S. dollars except for number of shares)

	Nine months ended May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(139,311)	$(167,723)
Change in operating assets and liabilities
Loans receivable	-	(1,230)
Accounts receivable	-	3,298
Prepaid expenses, deposits and other current assets	-	16,410
Accounts payable, other payables and accrued liabilities	3,550	(7,564)
Tax recoverable	(3,357)	-
Amount due to a related company	80,868	-
Net cash used in operating activities	(58,250)	(156,809)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	298,638	306,652
Repayment to a shareholder	(232,103)	(156,248)
Repayment to a related company	(6,154)	-
Net cash generated from financing activities	60,381	150,404

Net increase (decrease) in cash and cash equivalents	2,131	(6,405)
Cash and cash equivalents, beginning of period	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,711	$3,847

SUPPLEMENTAL CASH FLOWS INFORMATION
Investment in non-marketable equity securities	$1	$-
Income tax paid	$3,357	$-

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

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

After the issue of 4,118,182 shares of Temir, Ace Vantage holds 61.54% shareholding of Temir and Mr. Roy Chan and Mr. Chan Hip Fong (father of Mr. Roy Chan) together hold 70.94% shareholding of Temir.

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

JTI was incorporated in Hong Kong, China on February 8, 2019.

The Company through its subsidiaries provide diversified financial services. JTI has four operating subsidiaries, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”), JTI Asset Management Limited (“JA”) and Temir Logistics Industrial Park Limited (“Temir Logistics”) is an investment holding company.

On May 20, 2021, the Company, Hainan Qicheng Asset Management Joint Stock Company (“Hainan”) and Temir Logistics entered into a sale and purchase agreement ("SPA”), whereby the Company shall issue 930,233 shares of the Company at a price of $21.5 per share, in exchange of 10% shareholding in Bac Giang International Logistics Co., Ltd. Bac Giang is a company incorporated in the Socialist Republic of Vietnam, the principal business of which is to build and run a modern international logistics park in Bac Giang Province, Vietnam. 930,233 shares of the Company were issued to the nominee of Hainan on June 8, 2021. Based on the SPA, 930,233 shares were issued within one month from the signing date of SPA. The transfer of shares of Bac Giang will be completed within 3 years from the date of SPA.

Temir Logistics is a wholly owned subsidiary of the Company, which is principally engaged in investment holding. It mainly holds the shareholding in Bac Giang International Logistics Co., Ltd., which is in turn building and running an international logistics park in Bac Giang Province, Vietnam.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

On May 5, 2021, (i) Direct Assistance Limited, a wholly owned subsidiary of EFT Solutions Holdings Limited (a company listed on GEM of The Stock Exchange of Hong Kong Limited), (ii) 2Go Investments Group Limited and (iii) JTI formed eDDA Solutions Limited (“eDDA”), a company incorporated in Hong Kong with limited liability, which will principally engaged in the business of sales and maintenance services for the electronic direct debit authorization (“eDDA platform”). JTI has contributed $1 (HK$10), 10% shareholding of eDDA. The Company is dormant as of May 31, 2021.

Company name		Place/date of incorporation	Principal activities

1.	JTI Finance Limited	Hong Kong, China/ December 29, 2011	Money lending

2.	Concept We Mortgage Broker Limited	Hong Kong, China / December 18, 2013	Mortgage broker providing mortgage related consultancy services

3.	JTI Property Agency Limited	Hong Kong, China/ December 21, 2011	Property agency

4.	JTI Asset Management Limited	Hong Kong, China/ May 2, 2017	General consulting services

5.	Temir Logistics Industrial Park Limited	Hong Kong, China/ May 17, 2021	Investment holding

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

JA was incorporated in Hong Kong, China on May 2, 2017 as a company with limited liability. Upon incorporation, JA issued 1 ordinary share to Ace Vantage at HK$1. On March 29, 2019, Ace Vantage transferred 100% of their shareholding of JA to JTI.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of May 31, 2021 and for the three and nine months ended May 31, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2020, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of May 31, 2021, its interim condensed consolidated results of operations and cash flows for the three and nine months ended May 31, 2021 and 2020, as applicable, have been made.

Going concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of May 31, 2021, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $834,779 and $383,498, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions within the Hong Kong.

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of May 31, 2021 and August 31, 2020, the Company has nil loans receivable.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. For the three and nine months ended May 31, 2021 and 2020, no allowance for doubtful accounts has been made. There was no accounts receivable as of May 31, 2021 and August 31, 2020.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of May 31, 2021 and August 31, 2020, management believes there was no impairment of long-lived assets.

Non-marketable equity securities without readily determinable fair values

The Company’s non-marketable equity securities without determinable fair value represent investments in privately held companies with no readily determinable fair value. The Company adopted ASU 2016-01 and elected to record these investments at cost, less impairment, adjusted for subsequent observable price changes.

The Company assesses its investments in privately-held companies for impairment by considering factors including, but not limited to, current economic and market conditions, operating performance of the companies, including current earnings trends and undiscounted cash flows, and other company-specific information, such as recent financing rounds. The fair value determination, particularly for investments in privately-held companies whose revenue model is still unclear, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments. If this assessment indicates that an impairment exists, the Company estimates the fair value of the investment and writes down the investment to its fair value, taking the corresponding charge to the condensed consolidated statements of comprehensive loss.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money lending	$-	$-	$-	$-
Property agency services	-	-	-	-
Mortgage referral services	36,476	-	120,260	10,096

	$36,476	$-	$120,260	$10,096

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue recognized over time	$-	$-	$-	$-
Revenue recognized at a point in time	36,476	-	120,260	10,096

	$36,476	$-	$120,260	$10,096

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of May 31, 2021 and August 31, 2020. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

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

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020

Net loss	$(40,345)	$(63,418)	$(139,311)	$(167,723)
Weighted average number of common shares outstanding - Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182
Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company on September 1, 2020 and the new standard did not have a material impact on the condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for “smaller reporting companies” for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the condensed consolidated financial position, statements of operations and cash flows.

3.	PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets were $302 as of May 31, 2021 and August 31, 2020. The balance represented utility deposits paid.

4.

NON-MARKETABLE EQUITY SECURITIES

On May 5, 2021, (i) Direct Assistance Limited, a wholly owned subsidiary of EFT Solutions Holdings Limited (a company listed on GEM of The Stock Exchange of Hong Kong Limited), (ii) 2Go Investments Group Limited and (iii) JTI formed eDDA Solutions Limited (“eDDA”), a company incorporated in Hong Kong with limited liability, which will principally engaged in the business of sales and maintenance services for the electronic direct debit authorization (“eDDA platform”). JTI has contributed $1 (HK$10), 10% shareholding of eDDA. The Company is dormant as of May 31, 2021.

5.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	May 31, 2021	August 31, 2020

Accounts payable	$7,481	$2,371
Accrued expenses	12,642	14,202
	$20,123	$16,573

Accrued expenses represented payables for professional and consulting fees.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

6.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expense consisted of:

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020

Income tax credit – Hong Kong	$(402)	$-	$-	$-
Deferred income tax benefit	-	-	-	-
Income tax credit	$(402)	$-	$-	$-

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended May 31, 2021 and 2020.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $1,282 (HK$10,000) for year of assessment 2020/21.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2021	2020	2021	2020

Loss before provision for income taxes	$(40,747)	$(63,418)	$(139,311)	$(167,723)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(8,557)	(13,318)	(29,255)	(35,222)
Reconciling items:
Rate differential in different tax jurisdictions	1,044	2,854	2,977	7,548
Non-deductible expenses/ taxable income	5,359	11,603	24,526	28,813
Tax effect of utilization of tax losses	-	(1,139)	-	(1,139)
Valuation allowance	1,752	-	1,752	-
Income tax credit	$(402)	$-	$-	$-

The net tax loss of the subsidiaries in Hong Kong of $606,988 and $596,370 as of May 31, 2021 and August 31, 2020, respectively, are available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	May 31, 2021	August 31, 2020

Deferred tax assets
Tax loss	$100,153	$98,401
Valuation allowance	(100,153)	(98,401)
	$-	$-

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

7.	BALANCES WITH RELATED PARTIES

	Note	May 31, 2021	August 31, 2020

Amount due to a shareholder
Ace Vantage Investments Limited	(c)	$240,332	$173,796

Amount due to a related company
Century Crown Investments Limited
- Other payable		77,031	56,317
- Rental payable	(b)	54,000	-
	(a)(c)	$131,031	$56,317

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and ultimately holding 50% interest in Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

(b)	On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the three months ended May 31, 2021 and 2020, the Company recorded $18,000 and nil rental expenses to Century Crown Investments Limited, respectively. For the nine months ended May 31, 2021 and 2020, the Company recorded $54,000 and nil rental expenses to Century Crown Investments Limited, respectively.

(c)	The balances with the shareholder and related company detailed above as of May 31, 2021 and August 31, 2020 are unsecured, non-interest bearing and repayable on demand.

For the three and nine months ended May 31, 2021, the Company recorded $31,142 (HK$242,909) and $80,293 (HK$626,287) service fees to High Flyers Info Limited, respectively. The executive director of the Company, Mark Ko Chiu Yip, was also a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

Included in the accounts payable $7,481 and $2,371 as of May 31, 2021 and August 31, 2020, respectively, were payable to High Flyers Info Limited.

8.	SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s chief executive officer.

For the three months ended May 31, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$36,476	$-	$36,476
Cost of revenue	-	-	(33,113)	-	(33,113)
Gross profit	-	-	3,363	-	3,363
General and administrative expense	(12,019)	-	(14,549)	(17,542)	(44,110)
Loss from operations	(12,019)	-	(11,186)	(17,542)	(40,747)
Other income	-	-	-	-	-
Loss before income tax	(12,019)	-	(11,186)	(17,542)	(40,747)
Income tax	-	-	402	-	402
Net loss	$(12,019)	$-	$(10,784)	$(17,542)	$(40,345)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

For the three months ended May 31, 2020

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-
General and administrative expense	(61,782)	-	(1,380)	(256)	(63,418)
Loss from operations	(61,782)	-	(1,380)	(256)	(63,418)
Other income	-	-	-	-	-
Loss before income tax	(61,782)	-	(1,380)	(256)	(63,418)
Income tax	-	-	-	-	-
Net loss	$(61,782)	$-	$(1,380)	$(256)	$(63,418)

For the nine months ended May 31, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$120,260	$-	$120,260
Cost of revenue	-	-	(113,867)	-	(113,867)
Gross profit	-	-	6,393	-	6,393
General and administrative expense	(56,419)	-	(17,010)	(73,240)	(146,669)
Loss from operations	(56,419)	-	(10,617)	(73,240)	(140,276)
Other income	-	-	-	965	965
Loss before income tax	(56,419)	-	(10,617)	(72,275)	(139,311)
Income tax	-	-	-	-	-
Net loss	$(56,419)	$-	$(10,617)	$(72,275)	$(139,311)

Total assets
As of May 31, 2021	$177	$-	$7,509	$303	$7,989
As of August 31, 2020	$55	$2,496	$29	$302	$2,882

For the nine months ended May 31, 2020

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$10,096	$-	$10,096
Cost of revenue	-	-	-	-	-
Gross profit	-	-	10,096	-	10,096
General and administrative expense	(125,117)	-	(3,196)	(63,096)	(191,409)
Loss from operations	(125,117)	-	6,900	(63,096)	(181,313)
Other income	1,282	-	-	12,308	13,590
Loss before income tax	(123,835)	-	6,900	(50,788)	(167,723)
Income tax	-	-	-	-	-
Net loss	$(123,835)	$-	$6,900	$(50,788)	$(167,723)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $18,000 and nil for the three months ended May 31, 2021 and 2020, and $54,000 and nil for the nine months ended May 31, 2021 and 2020, respectively.

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the period ended May 31, 2021, the Company recorded $54,000 rental payable to Century Crown Investments Limited.

As of May 31, 2021, the outstanding lease is short-term lease. The total minimum future lease payments are $18,000 payable in the twelve months ending May 31, 2022.

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

Two customers accounted for 91% (57% and 34%) of the Company’s income from mortgage referral services for the three months ended May 31, 2021. There was no income from mortgage referral services for the three months ended May 31, 2020.

Three customers accounted for 97% (36%, 35% and 26%) of the Company’s income from mortgage referral services for the nine months ended May 31, 2021. One customer accounted for all of the Company’s income from mortgage referral services for the nine months ended May 31, 2020.

One supplier accounted for 95% of the Company’s cost of revenue for the three months ended May 31, 2021. Two suppliers accounted for 99% (71% and 28%) of the Company’s cost of revenue for the nine months ended May 31, 2021.

One supplier accounted for all accounts payable as of August 31, 2021 and there was no accounts payable as of August 31, 2020.

11.	SUBSEQUENT EVENTS

On May 20, 2021, the Company, Hainan Qicheng Asset Management Joint Stock Company (“Hainan”) and Temir Logistics entered into a sale and purchase agreement, whereby the Company shall issue 930,233 shares of the Company at a price of $21.5 per share, in exchange of 10% shareholding in Bac Giang International Logistics Co., Ltd. Bac Giang is a company incorporated in the Socialist Republic of Vietnam, the principal business of which is to build and run a modern international logistics park in Bac Giang Province, Vietnam. 930,233 shares of the Company were issued to the nominee of Hainan on June 8, 2021. Based on the SPA, 930,233 shares were issued within one month from the signing date of SPA. The transfer of shares of Bac Giang will be completed within 3 years from the date of SPA.

Save as disclosed, there are no other subsequent event to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We (together with its subsidiaries, the “Group”) were incorporated in the State of Nevada on May 19, 2016. We commenced operations in tourism. We were a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. Services and products provided by our company included custom packages according to the client’s specifications. We developed and offered our own tours in Kyrgyzstan as well as third-party suppliers.

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

Formation of eDDA Solutions Limited

On May 5, 2021, (i) Direct Assistance Limited, a wholly owned subsidiary of EFT Solutions Holdings Limited (a company listed on GEM of The Stock Exchange of Hong Kong Limited), (ii) 2Go Investments Group Limited and (iii) JTI formed eDDA Solutions Limited (“eDDA”), a company incorporated in Hong Kong with limited liability, principally engaged in the business of sales and maintenance services for the electronic direct debit authorization (“eDDA”) platform. JTI has contributed $1 (HK$10), 10% shareholding of eDDA. The Company is dormant as of May 31, 2021.

Acquisition of 10% shareholding in Bac Giang International Logistics Co., Ltd.

On May 20, 2021, the Company, Hainan Qicheng Asset Management Joint Stock Company (“Hainan”) and Temir Logistics Industrial Park Limited, a wholly owned subsidiary of the Company, entered into a sale and purchase agreement (the “SPA”), whereby the Company shall issue 930,233 shares of the Company at a price of $21.5 per share, in exchange of 10% shareholding in Bac Giang International Logistics Co., Ltd. (“Bac Giang”). Bac Giang is a company incorporated in the Socialist Republic of Vietnam, the principal business of which is to build a modern international logistics park in Bac Giang Province, Vietnam. 930,233 shares of the Company were issued to the nominee of Hainan on 8 June 2021. The transfer of shares of Bac Giang will be completed within 3 years from the date of SPA.

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

JTI has four wholly owned operating subsidiaries, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”), JTI Asset Management Limited (“JA”) and Temir Logistics Industrial Park Limited ("Temir Logistics”). The principal activities of JTI are provision of diversified financial services through its wholly owned subsidiaries incorporated in Hong Kong.

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

Temir Logistics Industrial Park Limited (“Temir Logistics”) is a wholly owned subsidiary of the Company, which is principally engaged in investment holding. It mainly holds the shareholding in Bac Giang International Logistics Co., Ltd., which is in turn building and running an international logistics park in Bac Giang Province, Vietnam.

Impact of COVID-19

The spread of the coronavirus (“COVID-19”) around the world has caused significant business disruption in year 2020 and 2021. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results in year 2021.

RESULTS OF OPERATION

The accompanying interim condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of May 31, 2021, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $834,779 and $383,498, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes that the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

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

Results of operations

The following table sets forth key components of our results of operations for the nine months ended May 31, 2021 and 2020:

	Nine months ended
	May 31, 2021	May 31, 2020

REVENUE	$120,260	$10,096

Cost of revenue	(113,867)	-

GROSS PROFIT	6,393	10,096

General and administrative expenses	(146,669)	(191,409)

LOSS FROM OPERATIONS	(140,276)	(181,313)

Other income	965	13,590

Loss before income tax	(139,311)	(167,723)
Income tax expense	-	-

NET LOSS	$(139,311)	$(167,723)

Revenue and cost of revenue

During the nine months ended May 31, 2021, the Company generated revenue of $120,260 compared to $10,096 for the nine months ended May 31, 2020. Cost of revenue was $113,867 for the nine months ended May 31, 2021 compared to nil for the nine months ended May 31, 2020.

General and administrative expenses

During the nine months period ended May 31, 2021, we incurred $146,669 general and administrative expenses compared to $191,409 during the nine months ended May 31, 2020. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The decrease was mainly due to the reduced personnel costs and office expenses for the nine months period ended May 31, 2021.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the nine months period ended May 31, 2021 was $139,311 compared to net loss of $167,723 during the nine months ended May 31, 2020.

The following table sets forth key components of our results of operations for the three months ended May 31, 2021 and 2020:

	Three months ended
	May 31, 2021	May 31, 2020

REVENUE	$36,476	$-

Cost of revenue	(33,113)	-

GROSS PROFIT	3,363	-

General and administrative expenses	(44,110)	(63,418)

LOSS FROM OPERATIONS	(40,747)	(63,418)

Other income	-	-

Loss before income tax	(40,747)	(63,418)
Income tax credit	402	-

NET LOSS	$(40,345)	$(63,418)

Revenue and cost of revenue

During the three months ended May 31, 2021, the Company generated revenue of $36,476 compared to nil for the three months ended May 31, 2020. Cost of revenue was $33,113 for the three months ended May 31, 2021 compared to nil for the nine months ended May 31, 2020.

General and administrative expenses

During the three months period ended May 31, 2021, we incurred $44,110 general and administrative expenses compared to $63,418 during the three months ended May 31, 2020. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The decrease was mainly due to the reduced personnel costs and office expenses for the three months period ended May 31, 2021.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the three months period ended May 31, 2021 was $40,345 compared to net loss of $63,418 during the three months ended May 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	May 31, 2021	August 31, 2020
Cash and cash equivalents	$4,711	$2,580
Total current assets	7,988	2,882
Total assets	7,989	2,882
Total liabilities	391,486	247,068
Accumulated deficit	834,779	695,468
Total deficit	$383,497	$244,186

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Nine months ended
	May 31, 2021	May 31, 2020

Net cash used in operating activities	$(58,250)	$(156,809)
Net cash from investing activities	-	-
Net cash generated from financing activities	60,381	150,404

Net increase (decrease) in cash and cash equivalents	2,131	(6,405)
Cash and cash equivalents, beginning of period	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,711	$3,847

Cash Flows from Operating Activities

For the nine months period ended May 31, 2021, net cash flows used in operating activities were $58,250, primarily resulted from the net loss of $139,311 partially offset by the rental and expenses payable to a related company of $80,868. For the nine months period ended May 31, 2020, net cash flows used in operating activities were $156,809 consisting primarily of net loss of $167,723 and a decrease of prepaid expenses, deposits and other current assets of $16,410, partially offset by a decrease of accounts payables and accrued liabilities of $7,564.

Cash Flows from Financing Activities

Cash flows generated from financing activities during the nine months period ended May 31, 2021 was $60,381, consisting of advances from a shareholder of $298,638, repayment to a shareholder of $232,103 and repayment to a related company of $6,154. Cash flows generated from financing activities during the nine months period ended May 31, 2020 was $150,404, consisting of advances from a shareholder of $306,652 and repayment to a shareholder of $156,248.

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

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations and commercial commitments as of May 31, 2021.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$240,332	$240,332	$-	$-	$-
Amount due to a related company	131,031	131,031	-	-	-
Lease payable	18,000	18,000	-	-	-
Total	$389,363	$389,363	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2021 due to the following material weaknesses in our internal control over financial reporting.

1.	We do not have an audit committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the board of directors acts in the capacity of the audit committee.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As of May 31, 2021, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities for the nine months ended May 31, 2021 have been previously disclosed in filings made by the Company with the United States Securities and Exchange Commission.

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

TEMIR CORP.

Dated: July 20, 2021	By:	/s/ Roy Chan
	Name:	Roy Chan
	Title:	President (principal executive officer)

	By:	/s/ Brian Chan
	Name:	Brian Chan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)