Form 10-K
period 2021-08-31
TEMIR CORP.
filed 2021-12-14
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2021

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

As of February 26, 2021, the registrant had 6,692,182 shares of common stock issued and outstanding, while as of August 31, 2021, the registrant had 7,622,415 shares of common stock issued and outstanding. As of February 26, 2021, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $33.13 million based on the closing price of $19.5 for the registrant’s common stock as reported on the OTC Market.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbours for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “Temir”, “the Company”, mean TEMIR CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Our Corporate History, Background and Business

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

JTI Group

On April 2, 2020, the Company, as purchaser, and Ace Vantage Investments Limited (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr. Roy Chan”) and his father) as vendor (the “Vendor”) entered into a sale and purchase agreement (the “Agreement”) with respect to the acquisition (the “Transaction”) of the entire issued share capital of JTI Financial Services Group Limited (“JTI”) for a consideration of $4,686,272, which would be satisfied by the allotment and issuance of the shares of the Company.

Under the terms and conditions of the Agreement, the Company offered, sold and issued 1,874,508 shares of common stock of the Company as consideration shares (the “Consideration Shares”) at the issue price of $2.5 per Consideration Share for the acquisition of all the issued share capital of JTI.

On June 30, 2020, pursuant to the amendment to the Agreement, the parties agreed to adjust (i) the consideration of the Transaction from $4,686,272 to $10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 Consideration Shares. The effect of the issuance is that the Vendor will hold approximately 61.54% of the issued and outstanding shares of the Company.

Mr. Roy Chan, the founder of JTI, an executive director and president of the Company, is the holder of 629,350 shares of common stock of the Company prior to the Transaction.

After the issuance of 4,118,182 Consideration Shares, Vender holds 61.54% issued and outstanding shares of Temir and collectively with Mr. Roy Chan and Mr. Chan Hip Fong (father of Mr Roy Chan) together hold 70.94% issued and outstanding shares of Temir.

Upon completion of the Transactions on July 6, 2020, JTI became a wholly-owned subsidiary of Temir. For financial accounting purposes, the share exchange was accounted for as a reverse acquisition by JTI, and resulted in a recapitalization, with JTI being the accounting acquirer and Temir as the acquired entity.

JTI was incorporated in Hong Kong, China on February 8, 2019.

The Company through its subsidiaries provide diversified financial services. JTI has four operating subsidiaries and one investment subsidiary, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”) and JTI Asset Management Limited (“JA”) and Temir Logistics Industrial Park Limited (“Temir Logistics’) is an investment holding company.

Transaction re Bac Giang International Logistics Co., Ltd.

On May 20, 2021, the Company, Hainan Qicheng Asset Management Joint Stock Company (“Hainan”) and Temir Logistics entered into a sale and purchase agreement (“SPA”), pursuant to which the Company shall issue 930,233 shares of the Company at a price of $21.5 per share, valued at $20,000,000 in exchange of 10% shareholding in Bac Giang International Logistics Co., Ltd. Bac Giang is a company incorporated in the Socialist Republic of Vietnam, the principal business of which is to build and run a modern international logistics park in Bac Giang Province, Vietnam. 930,233 shares of the Company were issued to the nominee of Hainan on June 8, 2021. Based on the SPA, 930,233 shares were issued within one month from the signing date of SPA. The transfer of shares of Bac Giang will be completed within 3 years from the date of SPA.

Temir Logistics is a wholly owned subsidiary of the Company, which is incorporated in Hong Kong on May 17, 2021, principally engaged in investment holding. It was intended to invest in Bac Giang International Logistics Co., Ltd., which is in turn building and running an international logistics park in Bac Giang Province, Vietnam.

On August 25, 2021, the Company, Hainan and Temir Logistics entered into a SPA Termination agreement (the “Termination Agreement”) to terminate all of the rights and obligation of the SPA entered on May 20, 2021 and to cancel the 930,233 shares issued to the nominee. 930,233 shares were cancelled on September 16, 2021.

Transaction re eDDA platform

On May 5, 2021, (i) Direct Assistance Limited, a wholly owned subsidiary of EFT Solutions Holdings Limited (a company listed on GEM of The Stock Exchange of Hong Kong Limited), (ii) 2Go Investments Group Limited and (iii) JTI formed eDDA Solutions Limited (“eDDA”), a company incorporated in Hong Kong with limited liability, which will be principally engaged in the business of sales and maintenance services for the electronic direct debit authorization (“eDDA platform”). JTI has contributed share capital of $1 (HK$10), representing a 10% shareholding of eDDA. eDDA has not commenced operations as of the date of approval of this report.

Subsidiaries

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

JA was incorporated in Hong Kong, China on May 2, 2017 as a company with limited liability. Upon incorporation, JA issued 1 ordinary share to Ace Vantage at HK$1. On March 29, 2019, Ace Vantage transferred 100% of their shareholding of JA to JTI

The acquisitions of JF, CW, JP and JA by JTI have been accounted for as common control transactions in a manner similar to a pooling of interests and there was no recognition of any goodwill or excess of the acquirers’ interest in the net fair value of the acquirees’ identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, these transactions were recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of JF, CW, JP and JA. The consolidated financial statements of the Company include all of the accounts of the Company and its subsidiaries, JF, CW, JP and JA for all periods presented. All material intercompany transactions and balances have been eliminated in the consolidation.

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

Intellectual Property

JF owned a trademark which was registered under the intellectual property department of the government of Hong Kong SAR. The trademark number was 302036853 and the expiry date was September 20, 2021. The details of trademark shown as below:

It is believed to be of material importance in the operation of JF’s operation. JTI believes that no single patent, license, or trademark is material in relation to JTI’s business as a whole.

Employees

We have 5 full-time employees as of August 31, 2021.

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

RISKS RELATING TO OUR BUSINESS IN HONG KONG

Our company currently does not have any operations in mainland China. Accordingly, the laws and regulations of the PRC do not currently have any material impact on our business, financial condition and results of operations. However, if certain PRC laws and regulations were to become applicable to a company such as us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our common stock, to significantly decline or become worthless. See the following risk factors of “Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us” and “The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. We are a Hong Kong-based company with no operations in mainland China. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of your common stock, which would materially affect the interests of investors.”

Political risks associated with conducting business in Hong Kong.

Our operations are based in Hong Kong. Accordingly, our business operation and financial conditions will be affected by the political and legal developments in Hong Kong. During the period covered by the financial information incorporated by reference into and included in this prospectus, we maintain substantially all of our operations in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since our operation is based in Hong Kong, any change of such political arrangements may pose immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent development including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and Hong Kong Autonomy Act, or HKAA, to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S, China and Hong Kong, which could potentially harm our business.

Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Ordinary Shares could be adversely affected.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favourably.

Recently, U.S. public companies that have substantially all of their operations in China, including Hong Kong, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavourable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

Our international operations involve special risks.

Our international operations involve financial and business risks that differ from or are in addition to those faced by our Hong Kong operations, including:

●	cultural and language differences;

●	different employment laws and rules, employment or service contracts, compensation methods, and social and cultural factors that could result in employee turnover, lower utilization rates, higher costs and cyclical fluctuations in utilization that could adversely affect financial and operating results;

●	foreign currency disruptions and currency fluctuations between the Hong Kong dollar and foreign currencies that could adversely affect financial and operating results;

●	different legal and regulatory requirements and other barriers to conducting business;

●	greater difficulties in resolving the collection of receivables when legal proceedings are necessary;

●	greater difficulties in managing our non-Hong Kong operations, including client relationships, in certain locations;

●	disparate systems, policies, procedures and processes;

●	failure to comply with the FCPA and anti-bribery laws of other jurisdictions;

●	higher operating costs;

●	longer sales and/or collections cycles;

●	potential restrictions or adverse tax consequences for the repatriation of foreign earnings, such as trapped foreign losses and importation or withholding taxes;

●	different or less stable political and/or economic environments;

●	conflicts between and among the Hong Kong and countries in which we conduct business, including those arising from trade disputes or disruptions, the termination or suspension of treaties, or boycotts; and

●	civil disturbances or other catastrophic events that reduce business activity.

If we are not able to quickly adapt to or effectively manage our operations in geographic markets outside the Hong Kong, our business prospects and results of operations could be negatively impacted.

You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our management named in the prospectus based on Hong Kong laws.

Currently, all of our operations are conducted outside the United States, and all of our assets are located outside the United States. All of our directors and officers are Hong Kong nationals or residents and a substantial portion of their assets are located in Hong Kong outside the United States. You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our management named in the prospectus, as judgments entered in the United States can be enforced in Hong Kong only at common law. If you want to enforce a judgment of the United States in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts.

The enactment of Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong operating entities.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offences — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020 the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong subsidiary is determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position and results of operations could be materially and adversely affected.

Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and foreign investment in China-based issuers, which may result in a material change in our operations and/or the value of our ordinary shares. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We are aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

The Hong Kong legal system embodies uncertainties which could limit the availability of legal protections.

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China accepted conditions such as Hong Kong’s Basic Law. The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function with a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

However, if the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

Our business, financial condition and results of operations, and/or the value of our common stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

We currently do not have or intend to have any subsidiary or any contractual arrangement to establish a variable interest entity structure with any entity in mainland China, and we have direct ownership of our operating entities in Hong Kong. However, as our principal executive offices are located, and we operate, in Hong Kong, a special administrative region of China, there is no guarantee that if certain existing or future laws of the PRC become applicable to a company such as us, it will not have a material adverse impact on our business, financial condition and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or be worthless.

Except for the Basic Law, the national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong.

The laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. We currently do not have plan to expand our operation or acquire any operation in the mainland China. However, we may also become subject to the laws and regulations of the PRC to the extent we commence business and customer facing operations in mainland China as a result of any future acquisition, expansion or organic growth.

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

Our ability to generate future operating revenue depends in part on whether we can obtain necessary financing to implement our business plan. We may require additional financing through the issuance of debt and/or equity to fund our future operation plans, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favourable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

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

Unfavourable financial market and economic conditions in Hong Kong, China, and elsewhere in the world could materially and adversely affect our asset management business.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

(1)	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2)	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

(3)	We did not implement appropriate information technology controls – As at August 31, 2021, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

(4)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  As of August 31, 2021, we have suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $962,330 and $511,049, respectively. These factors raise substantial doubts about our ability to continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our inability to continue as a going concern.

The audit report included in this report have been prepared by auditors whose work may not be inspected fully by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

As a public company with securities quoted on the OTCQB, we will be required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards.

Since our auditor is located in Hong Kong and China, jurisdictions where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities due to various state secrecy laws and the revised PRC Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of the PCAOB inspections in Hong Kong and China prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor. As a result, we and our stockholders are deprived of the benefits of such PCAOB inspections, which could cause investors in our stock to lose confidence in our audit procedures and the quality of our financial statements.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or HFCAA, was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of Hong Kong and China, jurisdictions where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore our auditors are not currently inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final amendments, relating to the implementation of certain disclosure and documentation requirements of the HFCAA, and on December 2, 2021, adopted amendments to finalize rules implementing the submission and disclosures in the HFCAA. The final amendments applied to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the final amendments, the SEC must implement a process for identifying such registrants. Consistent with the HFCAA, the amendments require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant. If a registrant is identified as a commission-identified issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

Furthermore, on June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in Hong Kong and China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading “over-the counter” either. Such prohibition would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

On November 5, 2021, the SEC approved PCAOB Rule 6100, Board Determination Under the Holding Foreign Companies Accountability Act, effective immediately. The rule establishes “a framework for the PCAOB’s determinations under the HFCAA that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction.”

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

Starting in 2011, the China-based “big four” accounting firms were affected by a conflict between U.S. and Chinese law. Specifically, for certain U.S.-listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the Chinese firms access to their audit work papers and related documents. The firms were, however, advised and directed that under Chinese law, they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the Chinese Securities Regulatory Commission, or CSRC.

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, including our independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioner had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepts that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms will receive matching Section 106 requests, and are required to abide by a detailed set of procedures with respect to such requests, which in substance require them to facilitate production via the CSRC. If they fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. Remedies for any future noncompliance could include, as appropriate, an automatic six-month bar on a single firm’s performance of certain audit work, commencement of a new proceeding against a firm, or, in extreme cases, the resumption of the current proceeding against all four firms.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the U.S. with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding PRC-based, U.S.-listed companies and the market price of our common stock may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act.

We, our customers, our suppliers and other partners may be adversely affected by disaster or health epidemics, including the recent COVID-19 outbreak.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as storm, flood or hazardous air pollution, or other outbreaks. In recent years, there have been outbreaks of epidemics in various countries. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in the PRC, which has spread rapidly across the world. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In 2021, COVID-19 still affects the world.

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

In response to the outbreak of COVID-19, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including but not limited to:

●	the reduction of economic activity and close our office for all our employees to work from home has resulted in a significant reduction in productivity. As a result of these effects, our cumulative revenues for the years ended August 31, 2020 were lower than our revenues for the same period in 2019 with the major negative impact identified in May 2020. Although our revenues increased in fiscal 2021, we continued to incur losses. Our liquidity is likely to be negatively impacted and additional funding may be needed in the future;

●	Since the year ended August 31, 2019, the Group has furthermore incurred losses. Depending on the duration of the COVID-19 crisis and continued negative impact on economic activity, the Group may experience further negative results, liquidity restraints and incur additional impairments on its assets going forward, which may result in material adverse impact to our financial condition and results of operations.

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

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of August 31, 2021, and taking into consideration the cancellation of 930,233 shares of common stock in relation to the SPA Termination agreement of acquiring shareholding in Bac Giang International Logistics Co., Ltd, the Company had 6,692,187 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 68,307,818 shares of common stock. The future issuance of common stock and/or preferred stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our officers and directors collectively beneficially own a majority of our stock, and accordingly, collectively have control over stockholder matters, our business and management.

As of December 9, 2021, Mr. Roy Chan, the Company’s President is holder of 4,747,532 shares, Mr. Mark Yip, the director, is holder of 1,250 shares and Mr. Brian Wong, Chief Executive officer, is holder of 244,630 shares of common stock of the Company. Therefore, our officers and directors collectively hold approximately 74.62% of our issued and outstanding shares of common stock. As a result, our officers and directors will collectively have the discretion to:

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of August 31, 2021 the 7,622,415 issued and outstanding shares of common stock were held by a total of 62 shareholders of record.

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

Overview

We are a corporation established under the corporation laws in the State of Nevada on May 19, 2016. The Company commenced operations in tourism. Temir Corp. was a travel agency that organized individual and group tours in Kyrgyzstan, such as cultural, recreational, sport, business, ecotours and other travel tours. The company’s principal executive offices are located at 54 Frukovaya Street, Bishkek, Kyrgyzstan 720027.

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

JTI Group

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

JTI has four wholly owned operating subsidiaries, namely, JTI Finance Limited, Concept We Mortgage Broker Limited, JTI Property Agency Limited and JTI Asset Management Limited. On May 17 2021, TEMIR CORP. incorporated Temir Logistics Industrial Park Limited, which is incorporated in Hong Kong and principally engaged in investment holding. The principal activities of JTI are provision of diversified financial services through its wholly owned subsidiaries incorporated in Hong Kong.

JF is a licensed money lender in Hong Kong, holding a money lender license no. 1662/2021 granted by the licensing court of Hong Kong. JF offers various types of loans including but not limited to personal loan, business loan, credit card consolidation loan and equity pledge loan to its customers in Hong Kong.

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

Impact of COVID-19

The spread of the coronavirus (“COVID-19”) around the world has caused significant business disruption in year 2020. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results in years 2021 and 2022.

Results of operations

The following table sets forth key components of our results of operations for the years ended August 31, 2021 and 2020:

	Year ended
	August 31, 2021	August 31, 2020

REVENUE	$219,702	$26,631

Cost of revenue	(205,923)	(2,371)

GROSS PROFIT	13,779	24,260

General and administrative expenses	(283,315)	(299,474)

LOSS FROM OPERATIONS	(269,536)	(275,214)

Other income	2,674	9,487

Loss before income tax	(266,862)	(265,727)
Income tax credit (expense)	-	634

NET LOSS	(266,862)	(265,093)

As of August 31, 2021, our accumulated deficit was $962,330.

Year ended August 31, 2021 compared to the year ended August 31, 2020

Revenue and cost of revenue

During the year ended August 31, 2021, the Company generated revenue of $219,702 compared to $26,631 for the year ended August 31, 2020. Cost of revenue was $205,923 for the year ended August 31, 2021 compared to $2,371 for the year ended August 31, 2020. Our agency revenues were $3,385 the year ended August 31, 2021 while such revenue was $1,218 in 2020. On the other hand, mortgage referral fee income was $216,317 in the year ended August 31, 2021. We earned $25,413 mortgage referral fee in last year. Included in cost of revenue were referral fees of $1,523 and nil incurred in relation to our property agency business, while $204,400 and $2,371 incurred in relation to our mortgage referral services in 2021 and 2020 respectively.

General and administrative expenses

During the year ended August 31, 2021, we incurred $283,315 general and administrative expenses compared to $299,474 for the year ended August 31, 2020. General and administrative expenses incurred generally related to corporate overhead, director fee, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the year ended August 31, 2021 was $266,862 compared to net loss of $265,093 for the year ended August 31, 2020.

Going concern

Our consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of August 31, 2021, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $962,330 and $511,049, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

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

Segment Information

The following table set forth our results of operations by segments:

For the year ended August 31, 2021	Money lending	Property agency services	Mortgage referral services	Corporate unallocated	Consolidated

Revenue	$-	$3,385	$216,317	$-	$219,702
Cost of revenue	-	(1,523)	(204,400)	-	(205,923)
Gross profit	-	1,862	11, 917	-	13,779
General and administrative expenses	(82,704)	-	(85,705)	(114,906)	(283,315)
Profit (loss) from operations	(82,704)	1,862	(73,788)	(114,906)	(269,536)
Other income	-	-	-	2,674	2,674
Profit (loss) before income tax	(82,704)	1,862	(73,788)	(112,232)	(266,862)
Income tax	-	-	-	-	-
Net profit (loss)	(82,704)	1,862	(73,788)	(112,232)	(266,862)

For the year ended August 31, 2020	Money lending	Property agency services	Mortgage referral services	Corporate unallocated	Consolidated

Revenue	$-	$1,218	$25,413	$-	$26,631
Cost of revenue	-	-	(2,371)	-	(2,371)
Gross profit	-	1,218	23,042	-	24,260
General and administrative expenses	(133,368)	(283)	(4,230)	(161,593)	(299,474)
Profit (loss) from operations	(133,368)	935	18,812	(161,593)	(275,214)
Other income	1,282	-	-	8,205	9,487
Profit (loss) before income tax	(132,086)	935	18,812	(153,388)	(265,727)
Income tax	-	634	-	-	634
Net profit (loss)	(132,086)	1,569	18,812	(153,388)	(265,093)

We do not allocate our assets located and expenses incurred outside Hong Kong to our reportable segments because these assets and activities are managed at a corporate level.

We primarily operate in Hong Kong. Substantially all our long-lived assets are located in Hong Kong.

Liquidity and capital resources

Working Capital

	August 31,
	2021	2020
Cash and cash equivalents	$9,727	$2,580
Total current assets	51,908	2,882
Total assets	51,909	2,882
Total liabilities	562,957	247,068
Accumulated deficit	962,330	695,468
Total deficit	511,048	244,186

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Year ended
	August 31, 2021	August 31, 2020

Net cash used in operating activities	$(124,791)	$(234,138)
Net cash from investing activities	-	-
Net cash provided by financing activities	131,938	226,466

Net increase (decrease) in cash and cash equivalents	7,147	(7,672)
Cash and cash equivalents, beginning of year	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,727	$2,580

Cash Flows from Operating Activities

For the year ended August 31, 2021, net cash flows used in operating activities was $124,791 consisting primarily of net loss of $266,862 with increase of accounts receivable of $40,898, partially offset by increase of accounts payable, other payables and accrued liabilities of $66,276 and amount due to a related company of $118,056. For the year ended August 31, 2020, net cash flows used in operating activities was $234,137 consisting primarily of net loss of $265,093 partially offset by the decrease of accounts receivable of $3,298, decrease of prepaid expenses, deposits and other current assets of $16,410 and increase of accrued liabilities of $9,008.

Cash Flows from Investing Activities

Cash flows used in investing activities was nil during years ended August 31, 2021 and 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2021 were $131,938, consisting of $393,334 advances from a shareholder and partially offset by $251,011 repayment to a shareholder and $10,385 repayment to a related company Cash flows provided by financing activities during the year ended August 31, 2020 were $226,465, consisting of $661,643 advances from a shareholder and partially offset by $435,178 repayment to a shareholder.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of August 31, 2021:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$316,120	$-	$316,120	$-	$-
Amount due to a related company	163,988	-	163,988	-	-
Total	$480,108	$-	$480,108	$-	$-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Temir Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Temir Corp. and its subsidiaries (the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and recorded an accumulated deficit as of August 31, 2021, and the Company currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Basis of Presentation and Going Concern – Disclosure

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and recorded an accumulated deficit as of August 31, 2021, and the Company currently has net working capital deficit. Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented included its ability to reduce capital expenditures and other operating expenditures, its ability to access funding from the capital market and its ability to obtaining loans from existing directors and shareholders. Auditing the judgments made by management required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the relevant audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required (iii) evaluating the probability that the Company will be able to obtain the loan from existing directors and shareholders and (iv) assessing the adequacy of the Company’s going concern disclosures included in Note 2 to the consolidated financial statements.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.
We have served as the Company’s auditor since 2020.

Hong Kong, China
December 14, 2021

TEMIR CORP.
CONSOLIDATED BALANCE SHEETS
As of August 31, 2021 and 2020
(In U.S. dollars)

	August 31,
	2021	2020

CURRENT ASSETS
Cash	$9,727	$2,580
Accounts receivable, net of nil provision for doubtful accounts	40,898	-
Tax recoverable	981	-
Prepaid expenses, deposits and other current assets	302	302

Total current assets	51,908	2,882

NON-CURRENT ASSETS
Non-marketable equity securities	1	-

TOTAL ASSETS	$51,909	$2,882

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$82,849	$16,573
Tax payable	-	382
Amount due to a related company	163,988	56,317
Amount due to a shareholder	316,120	173,796

Total liabilities	562,957	247,068

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of August 31, 2021 and 2020	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(962,330)	(695,468)
TOAL STOCKHOLDERS’ DEFICIT	(511,048)	(244,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,909	$2,882

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended August 31, 2021 and 2020
(In U.S. dollars)

	Year ended
	August 31, 2021	August 31, 2020

REVENUE	$219,702	$26,631

Cost of revenue	(205,923)	(2,371)

GROSS PROFIT	13,779	24,260

General and administrative expenses	(283,315)	(299,474)

LOSS FROM OPERATIONS	(269,536)	(275,214)

Other income	2,674	9,487

LOSS BEFORE INCOME TAX	(266,862)	(265,727)

Income tax credit	-	634

NET LOSS AND TOTAL COMPREHENSIVE LOSS FOR THE YEAR	$(266,862)	$(265,093)

Loss per common share:
Basic and diluted	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,890,972	6,692,182

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended August 31, 2021 and 2020
(In U.S. dollars)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance as of September 1, 2019	6,692,182	$6,692	$444,590	$(430,375)	$20,907
Net loss	-	-	-	(265,093)	(265,093)
Balance as of August 31, 2020	6,692,182	6,692	444,590	(695,468)	(244,186)
Net loss	-	-	-	(266,862)	(266,862)
Shares issued for acquisition of non-marketable equity securities (notes 1 and 9)	930,233	930	19,999,070	-	20,000,000
Shares to be canceled (notes 1 and 9)	(930,233)	(930)	(19,999,070)	-	(20,000,000)
Balance as of August 31, 2021	6,692,182	$6,692	$444,590	$(962,330)	$(511,048)

The accompanying notes are an integral part of these financial statements.

TEMIR CORP.
CONSOLDIATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2021 and 2020
(In U.S. dollars)

	Year ended	Year ended
	August 31, 2021	August 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(266,862)	$(265,093)
Change in operating assets and liabilities
Loans receivable	-	2,873
Account receivable	(40,898)	3,298
Prepaid expenses, deposits and other current assets	-	16,410
Accounts payable, other payables and accrued liabilities	66,276	9,008
Amount due to a related company	118,056	-
Tax payable	(1,363)	(634)
Net cash used in operating activities	(124,791)	(234,138)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	393,334	661,643
Repayment to a shareholder	(251,011)	(435,177)
Repayment to a related company	(10,385)	-
Net cash provided by financing activities	131,938	226,466

Net increase (decrease) in cash and cash equivalents	7,147	(7,672)
Cash and cash equivalents, beginning of year	2,580	10,252
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,727	$2,580

SUPPLEMENTAL CASH FLOWS INFORMATION
Investment in non-marketable equity securities	$1	$-
Income tax paid	$-	$-
Issuance and cancellation of common stock

NON-CASH INVESTING ACTIVITIES
- Deposit paid for acquisition of non-marketable equity securities (notes 1 and 9)	$20,000,000	$-

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

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

On April 2, 2020, the Company as purchaser and Ace Vantage Investments Limited (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr. Roy Chan”) and his father) as vendor (the “Vendor”) entered into a sale and purchase agreement (the “Agreement”) with respect to the acquisition (the “Transaction”) of the entire issued share capital of JTI Financial Services Group Limited (“JTI”) for a consideration of $4,686,272, which would be satisfied by the allotment and issuance of the shares of the Company..

Under the terms and conditions of the Agreement, the Company offered, sold and issued 1,874,508 shares of common stock of the Company as consideration shares (the “Consideration Shares”) at the issue price of $2.5 per Consideration Share for the acquisition of all the issued share capital of JTI.

On June 30, 2020, pursuant to the amendment to the Agreement, the parties agreed to adjust (i) the consideration of the Transaction from $4,686,272 to $10,295,455; and (ii) the number of Consideration Shares from 1,874,508 shares to 4,118,182 Consideration Shares. The effect of the issuance is that the Vendor will hold approximately 61.54% of the issued and outstanding shares of the Company.

Mr. Roy Chan, the founder of JTI, an executive director and president of the Company, is the holder of 629,350 shares of common stock of the Company prior to the Transaction.

After the issuance of 4,118,182 Consideration Shares, Vendor holds 61.54% issued and outstanding shares of Temir and collectively with Mr. Roy Chan and Mr. Chan Hip Fong (father of Mr Roy Chan) together hold 70.94% issued and outstanding shares of Temir.

Upon completion of the Transactions on July 6, 2020, JTI became a wholly-owned subsidiary of Temir. For financial accounting purposes, the share exchange was accounted for as a reverse acquisition by JTI, and resulted in a recapitalization, with JTI being the accounting acquirer and Temir as the acquired entity.

JTI was incorporated in Hong Kong, China on February 8, 2019.

The Company through its subsidiaries provide diversified financial services. JTI has four operating subsidiaries and one investment subsidiary, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”) and JTI Asset Management Limited (“JA”) and Temir Logistics Industrial Park Limited (“Temir Logistics’) is an investment holding company.

On May 20, 2021, the Company, Hainan Qicheng Asset Management Joint Stock Company (“Hainan”) and Temir Logistics entered into a sale and purchase agreement (“SPA”), pursuant to which the Company shall issue 930,233 shares of the Company at a price of $21.5 per share, valued at $20,000,000 or in exchange of 10% shareholding in Bac Giang International Logistics Co., Ltd. Bac Giang is a company incorporated in the Socialist Republic of Vietnam, the principal business of which is to build and run a modern international logistics park in Bac Giang Province, Vietnam. 930,233 shares of the Company were issued to the nominee of Hainan on June 8, 2021. Based on the SPA, 930,233 shares were issued within one month from the signing date of SPA. The transfer of shares of Bac Giang will be completed within 3 years from the date of SPA.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

Temir Logistics is a wholly owned subsidiary of the Company, which is incorporated in Hong Kong on May 17, 20201, principally engaged in investment holding. It was intended to invest in Bac Giang International Logistics Co., Ltd., which is in turn building and running an international logistics park in Bac Giang Province, Vietnam.

On August 25, 2021, the Company, Hainan and Temir Logistics entered into a SPA Termination agreement (the “Termination Agreement”) to terminate all of the rights and obligation of the SPA entered on May 20, 2021 and to cancel the 930,233 shares issued to the nominee. 930,233 shares were cancelled on September 16, 2021.

On May 5, 2021, (i) Direct Assistance Limited, a wholly owned subsidiary of EFT Solutions Holdings Limited (a company listed on GEM of The Stock Exchange of Hong Kong Limited), (ii) 2Go Investments Group Limited and (iii) JTI formed eDDA Solutions Limited (“eDDA”), a company incorporated in Hong Kong with limited liability, which will be principally engaged in the business of sales and maintenance services for the electronic direct debit authorization (“eDDA platform”). JTI has contributed share capital of $1 (HK$10), representing a 10% shareholding of eDDA. eDDA has not commenced operations as of the date of approval of these financial statements. .

Company name		Place/date of incorporation	Principal activities

6.	JTI Finance Limited (“JF”)	Hong Kong, China/ December 29, 2011	Money lending
7.	Concept We Mortgage Broker Limited (“CW”)	Hong Kong, China / December 18, 2013	Mortgage broker providing mortgage related consultancy services
8.	JTI Property Agency Limited (“JP”)	Hong Kong, China/ December 21, 2011	Property agency
9.	JTI Asset Management Limited (“JA”)	Hong Kong, China/ May 2, 2017	General consulting services
10.	Temir Logistics Industrial Park Limited	Hong Kong, China/ May 17, 2021	Investment holding

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

JA was incorporated in Hong Kong, China on May 2, 2017 as a company with limited liability. Upon incorporation, JA issued 1 ordinary share to Ace Vantage at HK$1. On March 29, 2019, Ace Vantage transferred 100% of their shareholding of JA to JTI

The acquisitions of JF, CW, JP and JA by JTI have been accounted for as common control transactions in a manner similar to a pooling of interests and there was no recognition of any goodwill or excess of the acquirers’ interest in the net fair value of the acquirees’ identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, these transactions were recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of JF, CW, JP and JA. The consolidated financial statements of the Company include all of the accounts of the Company and its subsidiaries, JF, CW, JP and JA for all periods presented. All material intercompany transactions and balances have been eliminated in the consolidation.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

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

As of August 31, 2021, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $962,330 and $511,049, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results at this time, both current financial year and next financial year.

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

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions within the Hong Kong.

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of August 31, 2021 and 2020, the Company has nil loans receivable.

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

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. As of August 31, 2021 and 2020, the Company has reviewed of its outstanding balances, and no allowance for doubtful accounts has been made.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of August 31, 2021 and 2020, management believes there was no impairment of long-lived assets.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Year ended August 31, 2021	Year ended August 31, 2020

Property agency services	$3,385	$1,218
Mortgage referral services	216,317	25,413

	$219,702	$26,631

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

	Year ended August 31, 2021	Year ended August 31, 2020

Revenue recognized over time	$-	$-
Revenue recognized at a point in time	219,702	26,631

	$219,702	$26,631

Primary sources of the Company’s revenues are as follows:

(a)	Money lending

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of August 31, 2021 and 2020. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

During all the periods presented, all of the Company’s revenues are derived in Hong Kong.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

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

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Net loss per share

The Company calculates net income/ (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/ (loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/ (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Year ended August 31,
	2021	2020
Net loss	$(266,862)	$(265,093)
Weighted average number of common shares outstanding - Basic and diluted	6,890,972	6,692,182
Net loss per share - Basic and diluted	$(0.04)	$(0.04)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding as of August 31, 2021 and 2020.

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

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

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

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

3.	PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets were $302 as of August 31, 2021 and 2020. The balance represented utility deposits paid.

4.	NON-MARKETABLE EQUITY SECURITIES

On May 5, 2021, (i) Direct Assistance Limited, a wholly owned subsidiary of EFT Solutions Holdings Limited (a company listed on GEM of The Stock Exchange of Hong Kong Limited), (ii) 2Go Investments Group Limited and (iii) JTI formed eDDA Solutions Limited (“eDDA”), a company incorporated in Hong Kong with limited liability, which will principally engaged in the business of sales and maintenance services for the electronic direct debit authorization (“eDDA platform”). JTI has contributed share capital of $1 (HK$10), representing a 10% shareholding of eDDA. eDDA has not commenced operations as of the date of approval of these financial statements

5.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	August 31, 2021	August 31, 2020
Accounts payable	45,239	2,371
Accrued expenses	37,610	14,202
	82,849	16,573

Accrued expenses represented payables for professional and consulting fees.

6.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive loss

The Company’s provision for income tax credit consisted of:

	August 31, 2021	August 31, 2020
Income tax credit – Hong Kong	-	(634)
Deferred income tax benefit	-	-
Income tax credit	-	(634)

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended August 31, 2021 and 2020.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $2,564 (HK$20,000).

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	August 31, 2021	August 31, 2020
Loss before provision for income taxes	$(266,862)	$(265,727)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	(56,041)	(55,803)
Reconciling items:
Rate differential in different tax jurisdictions	6,838	10,329
Non-deductible expenses	37,707	7,602
Tax effect of tax relief	(169)	(1,444)
Tax effect of utilization of tax losses	-	(1,814)
Over-provision of income tax in prior year	-	(634)
Valuation allowance on deferred tax assets	11,665	41,130
Income tax (credit) expenses	$-	$(634)

The net tax loss of the subsidiaries in Hong Kong of $667,067 and $596,370 as of August 31, 2021 and 2020, respectively, available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	August 31, 2021	August 31, 2020
Deferred tax assets
Tax loss	110,066	98,401
Valuation allowance	(110,066)	(98,401)
	-	-

7.	BALANCES WITH RELATED PARTIES

	Note	August 31, 2021		August 31, 2020

Amount due to a shareholder
Ace Vantage Investments Limited	(c)		$316,120		$173,796

Amount due to a related company
Century Crown Investments Limited	(a)	$		$
- Other payable			91,988		56,317
- Rental payable	(b)		72,000		-
	(a) (c)		163,988		56,317

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and a 50% shareholder of Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

(b)	On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the years ended August 31, 2021 and 2020, the Company recorded $72,000 and nil rental expenses to Century Crown Investments Limited, respectively.

On August 20, 2021, the Company renewed the sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for another year from September 1, 2021 at $6,000 per month.

(c)	The balances with the shareholder and related company detailed above as of August 31, 2021 and 2020 were unsecured, non-interest bearing and repayable on demand.

For the years ended August 31, 2021 and 2020, the Company recorded $61,538 (HK$480,000) and $nil to Mr. Roy Kong Hoi Chan as director fee of JTI Property Agency Limited, respectively.

For the years ended August 31, 2021 and 2020, the Company recorded $nil and $123,077 (HK$960,000) to Mr. Roy Kong Hoi Chan as director fee of JTI Finance Limited, respectively, and nil and $27,692 (HK$216,000) to Mr. Chan Hip Fong as director fee of JTI Asset Management Limited.

For the years ended August 31, 2021 and 2020, the Company recorded $137,465(HK$1,072,224) and $2,371 (HK$18,494) services fees to High Flyers Info Limited, respectively. The executive director of the Company, Mark Ko Chiu Yip was a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

Included in the accounts payable $24,747 and $2,371 as of August 31, 2021 and 2020, respectively, were payable to High Flyers Info Limited.

8.	SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer.

For the year ended August 31, 2021	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated
Revenue	$-	$3,385	$216,317	$-	$219,702
Cost of revenue	-	(1,523)	(204,400)	-	(205,923)
Gross profit	-	1,862	11,917	-	13,779
General and administrative expense	(82,704)	-	(85,705)	(114,906)	(283,315)
Profit (loss) from operations	(82,704)	1,862	(73,788)	(114,906)	(269,536)
Other income	-	-	-	2,674	2,674
Profit (loss) before income tax	(82,704)	1,862	(73,788)	(112,232)	(266,862)
Income tax	-	-	-	-	-
Net profit (loss)	(82,704)	1,862	(73,788)	(112,232)	(266,862)
As of August 31, 2021
Total assets	155	2,111	49,340	303	51,509

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

For the year ended August 31, 2020	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated
Revenue	$-	$1,218	$25,413	$-	$26,631
Cost of revenue	-	-	(2,371)	-	(2,371)
Gross profit	-	1,218	23,042	-	24,260
General and administrative expense	(133,368)	(283)	(4,230)	(161,593)	(299,474)
Profit (Loss) from operations	(133,368)	935	18,812	(161,593)	(275,214)
Other income	1,282	-	-	8,205	9,487
Profit (Loss) before income tax	(132,086)	935	18,812	(153,388)	(265,727)
Income tax	-	634	-	-	634
Net profit (loss)	(132,086)	1,569	18,812	(153,388)	(265,093)
As of August 31, 2020
Total assets	55	2,496	29	302	2,882

9.	COMMON STOCK

The Company was incorporated in the State of Nevada on May 19, 2016 with an authorized share capital of 75,000,000 shares of common stock with a par value of $0.001 per share.

On May 20, 2021, the Company, Hainan Qicheng Asset Management Joint Stock Company (“Hainan”) and Temir Logistics entered into a sale and purchase agreement (“SPA”), whereby the Company shall issue 930,233 shares of the Company at a price of $21.5 per share, valued at $20,000,000 or in exchange of 10% shareholding in Bac Giang International Logistics Co., Ltd. Bac Giang is a company incorporated in the Socialist Republic of Vietnam, the principal business of which is to build and run a modern international logistics park in Bac Giang Province, Vietnam. 930,233 shares of the Company were issued to the nominee of Hainan on June 8, 2021. Based on the SPA, 930,233 shares were issued within one month from the signing date of SPA. The transfer of shares of Bac Giang will be completed within 3 years from the date of SPA.

On August 25, 2021, the Company, Hainan and Temir Logistics entered into a SPA Termination agreement (“termination agreement”) to terminate all of the rights and obligation of the SPA entered on May 20, 2021 and to cancel the 930,233 shares issued to the nominee. 930,233 shares were cancelled on September 16, 2021

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $72,000 and nil for the years ended August 31, 2021 and 2020, respectively.

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month. For the year ended August 31, 2021, the Company recorded $72,000 rental payable to Century Crown Investments Limited.

On August 20, 2021, the Company renewed the sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for another year from September 1, 2021 at $6,000 per month.

As of August 31, 2021, the outstanding lease is short-term lease. The total minimum future lease payments are $72,000 payable in the twelve months ending August 31, 2022.

TEMIR CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars)

11.	SIGNIFICANT RISKS

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

One customer accounted for all of the Company’s income from property agency services for the year ended August 31, 2021 and 2020.

Four customers accounted for 100% (47%, 22%, 20% and 11%) of the Company’s income from mortgage referral services for the year ended August 31, 2021. Four customers accounted for all (40%, 30%, 20% and 10%) of the Company’s income from mortgage referral services for the year ended August 31, 2020.

Two customers accounted for 100% (57% and 43%) of the Company’s accounts receivable as of August 31, 2021. There was no accounts receivable as of August 31, 2020.

Two suppliers accounted for 95% (70% and 25%) of the Company’s cost of revenue for the year ended August 31, 2021. One supplier accounted for 100% of the Company’s cost of revenue for the year ended August 31, 2020.

Two suppliers accounted for 98% (55% and 43%) of the Company’s accounts payable as of August 31, 2021 and one supplier accounted for all of the Company’s accounts payable as of August 31, 2020.

12.	SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than those matters described in note 9, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of August 31, 2021, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

3.	We did not maintain appropriate cash controls – As of August 31, 2021, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions. However, the Company maintained controls on dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

4.	We did not implement appropriate information technology controls – As of August 31, 2021, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name of Executive Officer and/or Director	Age	Position
Roy Kong Hoi Chan	43	Executive director and President
Alex Kwok Fai Yuen	42	Executive director and Secretary
Mark Ko Chiu Yip	39	Executive director
Bon Pok Yin Cheung	43	Independent non-executive director
Alan Yuk Lun Wong	47	Independent non-executive director
Siu Nam Hau	50	Independent non-executive director
Brian Hung Ngok Wong	55	Chief Executive Officer
Brian Kong Wai Chan	41	Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended August 31, 2021 and August 31, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Fee ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Roy Kong Hoi Chan,	2021	-	61,538	-0-	-0-	-0-	-0-	-0-	61,538
President (1)	2020	-	123,077	-0-	-0-	-0-	-0-	-0-	123,077

(1)	On July 6, 2020, we acquired JTI in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that received from JTI and / or its subsidiaries prior to the consummation of the reverse acquisition.

There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended August 31, 2021 and 2020 except for the above, and through the date of filing of this Annual Report.

Option Grants

There has been no stock option grants and compensation for the fiscal year ended August 31, 2021 and 2020.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended August 31, 2021 and 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended August 31, 2021 and 2020.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of the end of the fiscal year ended August 31, 2021 and 2020, and through the date of filing of this Form 8-K, provided for or contributed to by our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 9, 2021 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Roy Kong Hoi Chan (2&6)	629,350	9.40%
Brian Hung Ngok Wong (3)	244,630	3.66%
Mark Ko Chiu Yip (4)	1,250	*
All officers and directors as a group (3 persons named above)	875,230	13.08%

Ace Vantage Investments Limited (6)	4,118,182	61.54%
Total	4,993,412	74.62%

*	Denotes less than 1% of the outstanding shares of Common Stock.

Notes:

(1)	After completion of the acquisition of JTI, acquisition of Bac Giang and termination of Bac Giang, we had 6,692,182 shares of common stock outstanding.

(2)	Appointed President, director and Chairman of the Board of Directors, on July 15, 2019.

(3)	Appointed Chief Executive Officer on July 15, 2019.

(4)	Appointed director on July 15, 2019.

(5)	Unless otherwise noted, the address of each person listed is c/o JTI, Suite 1802-03, 18/F, Strand 50, 50 Bonham Strand, Sheung Wan, Hong Kong.

(6)	Roy Kong Hoi Chan & Hip Fong Chan each owns 50% equity interest of Ace Vantage Investments Limited. Roy Kong Hoi Chan is the son of Hip Fong Chan.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the year ended August 31, 2021, we recorded $137,465 (HK$1,072,224) services fees to High Flyers Info Limited, which our executive director Mark Ko Chiu Yip was a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020. For the year ended August 31, 2020, we paid $2,371 (HK$18,494) services fees to High Flyers Info Limited.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2021	2020

Audit fees(1)	$64,000	$99,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$64,000	$99,000

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

The audit fees of $64,000 and $99,000 for the years ended August 31, 2021 and August 31, 2020 respectively was billed by Centurion ZD CPA & Co., our current independent registered public accounting firm, for professional services rendered for the integrated audits and review of our financial statements.

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
Report of Centurion ZD CPA & Co., Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of August 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended August 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended August 31, 2021 and 2020
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included

(b)	Exhibits:

7.1	Sale and Purchase Agreement dated May 20, 2021 by and among Temir Corp., Hainan Qicheng Asset Management Joint Stock Company and Temir Logistics Industrial Park Limited (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 25, 2021)
7.2	SPA Termination Agreement dated August 25, 2021 by and among Temir Corp., Hainan Qicheng Asset Management Joint Stock Company and Temir Logistics Industrial Park Limited (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2021)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.

Dated: December 14, 2021	By:	/s/ Roy Kong Hoi Chan
Roy Kong Hoi Chan President

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roy Kong Hoi Chan	Executive director and President	December 14, 2021
Roy Kong Hoi Chan

/s/ Alex Kwok Fai Yuen	Executive director and Secretary	December 14, 2021
Alex Kwok Fai Yuen

/s/ Mark Ko Chiu Yip	Executive director	December 14, 2021
Mark Ko Chiu Yip

/s/ Bon Pok Yin Cheung	Independent non-executive director	December 14, 2021
Bon Pok Yin Cheung

/s/ Alan Yuk Lun Wong	Independent non-executive director	December 14, 2021
Alan Yuk Lun Wong

/s/ Siu Nam Hau	Independent non-executive director	December 14, 2021
Siu Nam Hau

/s/ Brian Hung Ngok Wong	Chief Executive Officer	December 14, 2021
Brian Hung Ngok Wong

/s/ Brian Kong Wai Chan	Chief Financial Officer	December 14, 2021
Brian Kong Wai Chan	(Principal Financial and Accounting Officer)