Form 10-Q
period 2021-11-30
TEMIR CORP.
filed 2022-01-19
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of January 17, 2022, the registrant had 6,692,182 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 17, 2022.

TEMIR CORP.

FORM 10-Q

November 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2021 AND AUGUST 31, 2021 (Unaudited)
(In U.S. dollars except for number of shares)

	November 30, 2021	August 31, 2021

CURRENT ASSETS
Cash	$29,665	$9,727
Accounts receivable, net of nil provision for doubtful accounts	21,936	40,898
Tax recoverable	981	981
Prepaid expenses, deposits and other current assets	302	302

Total current assets	52,884	51,908

NON-CURRENT ASSETS
Non-marketable equity securities	1	1

TOTAL ASSETS	$52,885	$51,909

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$61,122	$82,849
Amount due to a related company	214,891	163,988
Amount due to a shareholder	319,730	316,120

Total liabilities	595,743	562,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of November 30, 2021 and August 31, 2021	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(994,140)	(962,330)
TOTAL STOCKHOLDERS’ DEFICIT	(542,858)	(511,048)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$52,885	$51,909

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 and 2020

(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended November 30,
	2021	2020

REVENUE	$69,633	$12,382

Cost of revenue	(65,977)	(11,763)

GROSS PROFIT	3,656	619

General and administrative expenses	(35,466)	(62,891)

LOSS FROM OPERATIONS	(31,810)	(62,272)

Other income	-	-

LOSS BEFORE INCOME TAX	(31,810)	(62,272)

Income tax expense	-	(88)

NET LOSS AND TOTAL COMPREHENSIVE LOSS	$(31,810)	$(62,360)

Loss per common share:
Basic and diluted	$(0.00)*	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 and 2020
(Unaudited)
(In U.S. dollars except for number of shares)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance as of September 1, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)
Net loss	-	-	-	(62,360)	(62,360)
Balance as of November 30, 2020	6,692,182	$6,692	$444,590	$(757,828)	$(306,546)

Balance as of September 1, 2021	6,692,182	$6,692	$444,590	$(962,330)	$(511,048)
Net loss	-	-	-	(31,810)	(31,810)
Balance as of November 30, 2021	6,692,182	$6,692	$444,590	$(994,140)	$(542,858)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 and 2020
(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,810)	$(62,360)
Change in operating assets and liabilities
Accounts receivable	18,962	(461)
Accounts payable, other payables and accrued liabilities	(21,727)	748
Tax payable	-	88
Amount due to a related company	32,565	18,000
Net cash used in operating activities	(2,010)	(43,985)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	3,610	300,583
Repayment to a shareholder	-	(243,466)
Advances from a related company	25,389	-
Repayment to a related company	(7,051)	-
Net cash provided by financing activities	21,948	57,117

Net increase in cash and cash equivalents	19,938	13,132
Cash and cash equivalents, beginning of period	9,727	2,580
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,665	$15,712

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

JTI was incorporated in Hong Kong, China on February 8, 2019.

The Company through its subsidiaries provide diversified financial services. JTI has four operating subsidiaries, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”) and JTI Asset Management Limited (“JA”) and Temir Logistics Industrial Park Limited “Temir Logistics”) as an investment holding company.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of November 30, 2021 and for the three months ended November 30, 2021 and 2020 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2021, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of November 30, 2021, its interim condensed consolidated results of operations and cash flows for the three months ended November 30, 2021 and 2020, as applicable, have been made.

Going concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of November 30, 2021, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $994,140 and $542,859, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of November 30, 2021 and August 31, 2021, the Company has nil loans receivable.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. For the three months ended November 30, 2021 and 2020, no allowance for doubtful accounts has been made.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of November 30, 2021 and August 31, 2021, management believes there was no impairment of long-lived assets.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Three months ended November 30,
	2021	2020
	(unaudited)	(unaudited)
Mortgage referral services	$69,633	$12,382

	$69,633	$12,382

	Three months ended November 30,
	2021	2020
	(unaudited)	(unaudited)
Revenue recognized over time	$-	$-
Revenue recognized at a point in time	69,633	12,382

	$69,633	$12,382

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of November 30, 2021 and August 31, 2021. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

During all the periods presented, all of the Company’s revenues are derived in Hong Kong.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

	Three months ended November 30,
	2021		2020

Net loss	$(31,810)		$(62,360)
Weighted average number of common shares outstanding - Basic and diluted	6,692,182		6,692,182
Net loss per share - Basic and diluted	$(0.00	)*	$(0.01)

*	Less than $0.01

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The Company adopted ASU 2019-12 on September 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective September 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

3.	PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets were $302 as of November 30, 2021 and August 31, 2021. The balance represented utility deposits paid.

4.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	November 30, 2021	August 31, 2021

Accounts payable	$50,923	$45,239
Accrued expenses	10,199	37,610
	$61,122	$82,849

Accrued expenses represented payables for professional and consulting fees.

5.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expense consisted of:

	Three months ended November 30,
	2021	2020

Income tax expenses – Hong Kong	$-	$88
Deferred income tax benefit	-	-
Income tax expense	$-	$88

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended November 30, 2021 and 2020.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $2,564 (HK$20,000) for year of assessment 2020/21.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended November 30,
	2021	2020

Loss before provision for income taxes	$(31,810)	$(62,272)
Statutory income tax rate	21%	21%
Income tax (credit) expense computed at statutory income tax rate	(6,680)	(13,077)
Reconciling items:
Rate differential in different tax jurisdictions	972	1,193
Non-deductible expenses	5,931	11,972
Tax effect of utilization of tax losses	(223)	-
Income tax expenses	$-	$88

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

The net tax loss of the subsidiaries in Hong Kong of $666,844 and $667,067 as of November 30, 2021 and August 31, 2021, available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	November 30, 2021	August 31, 2021

Deferred tax assets
Tax loss	$109,843	$110,066
Valuation allowance	(109,843)	(110,066)
	$-	$-

6.	BALANCES WITH RELATED PARTIES

	Note	November 30, 2021		August 31, 2021

Amount due to a shareholder
Ace Vantage Investments Limited	(c)		$319,730		$316,120

Amount due to a related company
Century Crown Investments Limited	(a)	$		$
- Other payable			124,891		91,988
- Rental payable	(b)		90,000		72,000
	(a) (c)		$214,891		$163,988

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and ultimately holding 50% interest in Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

(b)

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month.

On August 20, 2021, the Company has renewed the sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2021 at $6,000 per month.

For the three months ended November 30, 2021 and 2020, the Company recorded $18,000 and $18,000 rental expenses to Century Crown Investments Limited.

(c)	The balances with the shareholder and related company detailed above as of November 30, 2021 and August 31, 2021 are unsecured, non-interest bearing and repayable on demand.

For the three months ended November 30, 2021 and 2020, the Company recorded $65,977 (HK$514,622) $11,763 (HK$91,755) service fees to High Flyers Info Limited, respectively. The executive director of the Company Mark Ko Chiu Yip was a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

Included in the accounts payable $50,923 and $24,747 as of November 30, 2021 and August 31, 2021, respectively, were payable to High Flyers Info Limited.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

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

For the three months ended November 30, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$69,633	$-	$69,633
Cost of revenue	-	-	(65,977)	-	(65,977)
Gross profit	-	-	3,656	-	3,656
General and administrative expense	(18,944)	-	(3,672)	(12,850)	(35,466)
Loss from operations	(18,944)	-	(16)	(12,850)	(31,810)
Other income	-	-	-	-	-
Loss before income tax	(18,944)	-	(16)	(12,850)	(31,810)
Income tax	-	-	-	-	-
Net loss	$(18,944)	$-	$(16)	$(12,850)	$(31,810)

Total assets
As of November 30, 2021	$173	$677	$51,732	$303	$52,885
As of August 31, 2021	$155	$2,111	$49,340	$303	$51,509

For the three months ended November 30, 2020

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$12,382	$-	$12,382
Cost of revenue	-	-	(11,763)	-	(11,763)
Gross profit	-	-	619	-	619
General and administrative expense	(25,853)	-	(1,227)	(35,811)	(62,891)
Loss from operations	(25,853)	-	(608)	(35,811)	(62,272)
Other income	-	-	-	-	-
Loss before income tax	(25,853)	-	(608)	(35,811)	(62,272)
Income tax	-	-	(88)	-	(88)
Net loss	$(25,853)	$-	$(696)	$(35,811)	$(62,360)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

(In U.S. dollars except for number of shares)

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $18,000 and $18,000 for the three months ended November 30, 2021 and 2020, respectively.

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month.

On August 20, 2021, the Company renewed the sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2021 at $6,000 per month.

For the three months ended November 30, 2021 and 2020, the Company recorded $18,000 and $18,000 rental payable to Century Crown Investments Limited.

As of November 30, 2021, the outstanding lease is short-term lease. The total minimum future lease payments are $54,000 payable in the twelve months ending November 30, 2022.

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

Two customers accounted for 100% (95% and 5%) of the Company’s income from mortgage referral services for the three months ended November 30, 2021. One customer accounted for all of the Company’s income from mortgage referral services for the three months ended November 30, 2020.

One customer accounted for all of the Company’s accounts receivable as of November 30, 2021. Two customers accounted for 100% (57% and 43%) of the Company’s accounts receivable as of August 31, 2021.

One supplier accounted for all of the Company’s cost of revenue for the three months ended November 30, 2021 and 2020.

One supplier accounted for all of the Company’s accounts payable as of November 30, 2021 and two suppliers accounted for 98% (55% and 43%) of the Company’s accounts payable as of August 31, 2021.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

JTI Group

On April 2, 2020, the Company entered into a Sale and Purchase Agreement (the “Agreement”), by and among the Company, JTI Financial Services Group Limited (“JTI”), a Hong Kong corporation, and Ace Vantage Investments Limited (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr/ Roy Chan” and his father) as vendor (the “Vendor”).

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

Impact of COVID-19

The spread of the coronavirus (“COVID-19”) around the world has caused significant business disruption in year 2020 and 2021. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. Our business continues to be impacted by the COVID-19 pandemic. Significant COVID-19 related restrictions, including those in response to the outbreak of the Delta variant and the Omicron variant, have continued and in some instances, have been significantly tightened, in markets in which we operate. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results in years 2021 and 2022.

RESULTS OF OPERATIONS

The accompanying interim condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of November 30, 2021, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $994,140 and $542,859, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in the case of equity financing.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 (including the new variants of the virus, such as the Delta and Omicron variants), the travel or quarantine policies implemented, as well as its impact on the Hong Kong’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on our operations, management believes that COVID-19 could have a material impact on our financial results at this time.

Our interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our company not being able to continue as a going concern.

Results of operations

The following table sets forth key components of our results of operations for the three months ended November 30, 2021 and 2020:

	Three months ended November 30,
	2021	2020

REVENUE	$69,633	$12,382

Cost of revenue	(65,977)	(11,763)

GROSS PROFIT	3,656	619

General and administrative expenses	(35,466)	(62,891)

LOSS FROM OPERATIONS	(31,810)	(62,272)

Loss before income tax	(31,810)	(62,272)
Income tax expense	-	(88)

NET LOSS	$(31,810)	$(62,360)

Revenue and cost of revenue

During the three months ended November 30, 2021, the Company generated revenue of $69,633 compared to $12,382 for the three months ended November 30, 2020. Cost of revenue was $65,977 for the three months ended November 30, 2021 compared to $11,763 for the three months ended November 30, 2020. The revenue generated and cost of revenue were derived from our mortgage referral fee for both years. The increase of income and cost of revenue benefit from the increasing demand of mortgage.

General and administrative expenses

During the three months period ended November 30, 2021, we incurred $35,466 general and administrative expenses compared to $62,891 during the three months ended November 30, 2020. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The decrease of general and administrative expenses is due to a decrease in professional fees.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the three months period ended November 30, 2021 was $31,810 compared to net loss of $62,360 during the three months ended November 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	November 30, 2021	August 31, 2021
Cash and cash equivalents	$29,665	$9,727
Total current assets	52,884	51,908
Total assets	52,885	51,909
Total liabilities	595,743	562,957
Accumulated deficit	994,140	962,330
Total deficit	$542,858	$511,048

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Three months ended November 30,
	2021	2020

Net cash used in operating activities	$(2,010)	$(43,985)
Net cash from investing activities	-	-
Net cash provided by financing activities	21,948	57,117

Net increase in cash and cash equivalents	19,938	13,132
Cash and cash equivalents, beginning of period	9,727	2,580
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,665	$15,712

Cash Flows from Operating Activities

For the three months period ended November 30, 2021, net cash flows used in operating activities were $2,010, primarily resulted from net loss of $31,810 with decrease of accounts payable of $21,727, partially offset by decrease of accounts receivable of $18,962 and amount due to a related company of $32,565. For the three months period ended November 30, 2020, net cash flows used in operating activities were $43,985, consisting primarily of net loss of $62,360 partially offset by $18,000 rental payable to a related company.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months period ended November 30, 2021 was $21,948, consisting of $3,610 advances from a shareholder, $25,389 advances from a related company and $7,051 repayment to a related company. Cash flows provided by financing activities during the three months period ended November 30, 2020 was $57,117, consisting of $300,583 advances from a shareholder and $243,466 repayment to a shareholder.

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

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations and commercial commitments as of November 30, 2021:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$319,730	$319,730	$-	$-	$-
Amount due to a related company	214,891	214,891	-	-	-
Lease	54,000	54,000	-	-	-
Total	$588,621	$588,621	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2021 due to the following material weaknesses in our internal control over financial reporting.

1.	We do not have an Audit Committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As of November 30, 2021, we retained copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation SK.:

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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