Form 10-Q
period 2022-02-28
TEMIR CORP.
filed 2022-04-19
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of April 14, 2022, the registrant had 6,692,182 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 14, 2022.

TEMIR CORP.

 FORM 10-Q

February 28, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2022 AND AUGUST 31, 2021 (Unaudited)
(In U.S. dollars except for number of shares)

	February 28, 2022	August 31, 2021

CURRENT ASSETS
Cash	$8,377	$9,727
Accounts receivable	22,400	40,898
Tax recoverable	981	981
Prepaid expenses, deposits and other current assets	302	302

Total current assets	$32,060	$51,908

NON-CURRENT ASSETS
Non-marketable equity securities	1	1

TOTAL ASSETS	$32,061	$51,909

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$48,293	$82,849
Amount due to a related company	280,740	163,988
Amount due to a shareholder	321,832	316,120

Total liabilities	650,865	562,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of February 28, 2022 and August 31, 2021	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(1,070,086)	(962,330)
TOTAL STOCKHOLDERS’ DEFICIT	(618,804)	(511,048)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,061	$51,909

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

REVENUE	$51,480	$71,402	$121,113	$83,784

Cost of revenue	(47,977)	(68,991)	(113,954)	(80,754)

GROSS PROFIT	3,503	2,411	7,159	3,030

General and administrative expenses	(84,577)	(39,668)	(120,043)	(102,559)

LOSS FROM OPERATIONS	(81,074)	(37,257)	(112,884)	(99,529)

Other income	5,128	965	5,128	965

LOSS BEFORE INCOME TAX	(75,946)	(36,292)	(107,756)	(98,564)

Income tax expense	-	(314)	-	(402)

NET LOSS AND TOTAL COMPREHENSIVE LOSS	$(75,946)	$(36,606)	$(107,756)	$(98,966)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(Unaudited)
(In U.S. dollars except for number of shares)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021
Balance as of September 1, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)
Net loss for the period	-	-	-	(98,966)	(98,966)
Balance as of February 28, 2021	6,692,182	$6,692	$444,590	$(794,434)	$(343,152)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022
Balance as of September 1, 2021	6,692,182	$6,692	$444,590	$(962,330)	$(511,048)
Net loss for the period	-	-	-	(107,756)	(107,756)
Balance as of February 28, 2022	6,692,182	$6,692	$444,590	$(1,070,086)	$(618,804)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021
Balance as of December 1, 2020	6,692,182	$6,692	$444,590	$(757,828)	$(306,546)
Net loss for the period	-	-	-	(36,606)	(36,606)
Balance as of February 28, 2021	6,692,182	$6,692	$444,590	$(794,434)	$(343,152)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022
Balance as of December 1, 2021	6,692,182	$6,692	$444,590	$(994,140)	$(542,858)
Net loss for the period	-	-	-	(75,946)	(75,946)
Balance as of February 28, 2022	6,692,182	$6,692	$444,590	$(1,070,086)	$(618,804)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(Unaudited)
(In U.S. dollars except for number of shares)

	Six months ended
	February 28, 2022	February 28, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,756)	$(98,966)
Change in operating assets and liabilities
Accounts receivable	18,498	(16,152)
Accounts payable, other payables and accrued liabilities	(34,556)	17,790
Tax payable	-	(382)
Tax recoverable	-	(2,574)
Amount due to a related company	129,922	41,032
Net cash provided by (used in) operating activities	6,108	(59,252)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	5,712	315,873
Advances from a related company	7,051	-
Repayment to a shareholder	-	(251,011)
Repayment to a related company	(20,221)	(6,154)
Net cash (used in) generated from financing activities	(7,458)	58,708

Net decrease in cash and cash equivalents	(1,350)	(544)
Cash and cash equivalents, beginning of period	9,727	2,580
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,377	$2,036

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income tax paid	$-	$3,359

The accompanying notes are an integral part of these financial statements

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

Temir Logistics is a wholly owned subsidiary of the Company, which is incorporated in Hong Kong on May 17, 2021, principally engaged in investment holding. It was intended to invest in Bac Giang International Logistics Co., Ltd.

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

(Unaudited)

(In U.S. dollars except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of February 28, 2022 and for the three and six months ended February 28, 2022 and February 28, 2021 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2021, filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of February 28, 2022, its interim condensed consolidated results of operations and cash flows for the three and six months ended February 28, 2022 and February 28, 2021, as applicable, have been made.

Going concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of February 28, 2022, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $1,070,086 and $618,805, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of February 28, 2022 and August 31, 2021, the Company has nil loans receivable.

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. For the three and six months ended February 28, 2022 and February 29, 2021, no allowance for doubtful accounts has been made.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of February 28, 2022 and August 31, 2021, management believes there was no impairment of long-lived assets.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money lending	$-	$-	$-	$-
Property agency services	-	-	-	-
Mortgage referral services	51,480	71,402	121,113	83,784

	$51,480	$71,402	$121,113	$83,784

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue recognized over time	$-	$-	$-	$-
Revenue recognized at a point in time	51,480	71,402	121,113	83,784

	$51,480	$71,402	$121,113	$83,784

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of February 28, 2022 and August 31, 2021. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

During all the periods presented, all of the Company’s revenues are derived in Hong Kong.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Net loss	$(75,946)	$(36,606)	$(107,756)	$(98,966)
Weighted average number of common shares outstanding - Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182
Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

(Unaudited)

(In U.S. dollars except for number of shares)

3.	PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets were $302 as of February 28, 2022 and August 31, 2021. The balance represented utility deposits paid.

4.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	February 28, 2022	August 31, 2021

Accounts payable	$33,707	$45,239
Accrued expenses	14,586	37,610
	$48,293	$82,849

Accrued expenses represented payables for professional and consulting fees.

5.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expense consisted of:

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Income tax expenses – Hong Kong	$-	$314	$-	$402
Deferred income tax benefit	-	-	-	-
Income tax expense	$-	$314	$-	$402

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended February 28, 2022 and February 28, 2021.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $1,282 (HK$10,000) for year of assessment 2021/22.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Loss before provision for income taxes	$(75,946)	$(36,292)	$(107,756)	$(98,564)
Statutory income tax rate	21%	21%	21%	21%
Income tax (credit) expense computed at statutory income tax rate	(15,949)	(7,621)	(22,629)	(20,698)
Reconciling items:
Rate differential in different tax jurisdictions	1,265	740	2,237	1,933
Non-deductible expenses	14,398	7,232	20,329	19,204
Non-taxable income	-	(37)	-	(37)
Tax effect of utilization of tax losses	223	-	-	-
Valuation allowance	63	-	63	-
Income tax expense	$-	$314	$-	$402

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

(Unaudited)

(In U.S. dollars except for number of shares)

The net tax loss of the subsidiaries in Hong Kong of $667,446 and $667,067 as of February 28, 2022 and August 31, 2021, available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	February 28, 2022	August 31, 2021

Deferred tax assets
Tax loss	$110,129	$110,066
Valuation allowance	(110,129)	(110,066)
	$-	$-

6.	BALANCES AND TRANSACTIONS WITH RELATED PARTIES

	Note	February 28, 2022	August 31, 2021

Amount due to a shareholder
Ace Vantage Investments Limited	(c)	$321,832	$316,120

Amount due to a related company
Century Crown Investments Limited
- Other payable		172,740	91,988
- Rental payable	(b)	108,000	72,000
	(a)(c)	$280,740	$163,988

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and ultimately holding 50% interest in Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

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

For the six months ended February 28, 2022 and 2021, the Company recorded $36,000 and $36,000 rental expenses to Century Crown Investments Limited.

For the three months ended February 28, 2022 and 2021, the Company recorded $18,000 and $18,000 rental expenses to Century Crown Investments Limited.

(c)	The balances with the shareholder and related company detailed above as of February 28, 2022 and August 31, 2021 are unsecured, non-interest bearing and repayable on demand.

For the three and six months ended February 28, 2022, the Company recorded $52,456 (HK$409,157) and $118,433 (HK$923,779) service fees to High Flyers Info Limited, respectively. The executive director of the Company, Mark Ko Chiu Yip, was also a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

For the three and six months ended February 28, 2021, the Company recorded $37,388 (HK$291,626) and $49,151 (HK$383,378) service fees to High Flyers Info Limited, respectively.

Included in the accounts payable $33,707 and $24,747 as of February 28, 2022 and August 31, 2021, respectively, were payable to High Flyers Info Limited.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

For the three months ended February 28, 2022

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$51,480	$-	$51,480
Cost of revenue	-	-	(47,977)	-	(47,977)
Gross profit	-	-	3,503	-	3,503
General and administrative expense	(18,612)	-	(16,586)	(49,379)	(84,577)
Loss from operations	(18,612)	-	(13,083)	(49,379)	(81,074)
Other income	-	-	5,128	-	5,128
Loss before income tax	(18,612)	-	(7,955)	(49,379)	(75,946)
Income tax	-	-	-	-	-
Net loss	$(18,612)	$-	$(7,955)	$(49,379)	$(75,946)

For the three months ended February 28, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$71,402	$-	$71,402
Cost of revenue	-	-	(68,991)	-	(68,991)
Gross profit	-	-	2,411	-	2,411
General and administrative expense	(18,547)	-	(1,234)	(19,887)	(39,668)
(Loss) profit from operations	(18,547)	-	1,177	(19,887)	(37,257)
Other income	-	-	-	965	965
(Loss) profit before income tax	(18,547)	-	1,177	(18,922)	(36,292)
Income tax	-	-	(314)	-	(314)
Net (loss) profit	$(18,547)	$-	$863	$(18,922)	$(36,606)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

(Unaudited)

(In U.S. dollars except for number of shares)

For the six months ended February 28, 2022

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$121,113	$-	$121,113
Cost of revenue	-	-	(113,954)	-	(113,954)
Gross profit	-	-	7,159	-	7,159
General and administrative expense	(37,556)	-	(20,258)	(62,229)	(120,043)
Loss from operations	(37,556)	-	(13,099)	(62,229)	(112,884)
Other income	-	-	5,128	-	5,128
Loss before income tax	(37,556)	-	(7,971)	(62,229)	(107,756)
Income tax	-	-	-	-	-
Net loss	$(37,556)	$-	$(7,971)	$(62,229)	$(107,756)

Total assets
As of February 28, 2022	$138	$87	$51,533	$303	$32,061
As of August 31, 2021	$155	$2,111	$49,340	$303	$51,509

For the six months ended February 28, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$83,784	$-	$83,784
Cost of revenue	-	-	(80,754)	-	(80,754)
Gross profit	-	-	3,030	-	3,030
General and administrative expense	(44,400)	-	(2,461)	(55,698)	(102,559)
(Loss) profit from operations	(44,400)	-	569	(55,698)	(99,529)
Other income	-	-	-	965	965
(Loss) profit before income tax	(44,400)	-	569	(54,733)	(98,564)
Income tax	-	-	(402)	-	(402)
Net (loss) profit	$(44,400)	$-	$167	$(54,733)	$(98,966)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021
(Unaudited)

(In U.S. dollars except for number of shares)

8.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $18,000 and $18,000 for the three months ended February 28, 2022 and February 28, 2021, and $36,000 and $36,000 for the six months ended February 28, 2022 and February 28, 2021, respectively.

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

For the six months ended February 28, 2022 and 2021, the Company recorded $36,000 and $36,000 rental payable to Century Crown Investments Limited.

For the three months ended February 28, 2022 and 2021, the Company recorded $18,000 and $18,000 rental payable to Century Crown Investments Limited.

As of February 28, 2022, the outstanding lease is short-term lease. The total minimum future lease payments are $36,000 payable in the twelve months ending February 28, 2023.

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

Two (73% and 27%) and three (45%, 30% and 25%) customers accounted for all of the Company’s income from mortgage referral services for the three months ended February 28, 2022 and February 28, 2021, respectively.

Two (86% and 14%) and three (38%, 36% and 26%) customers accounted for all of the Company’s income from mortgage referral services for the six months ended February 28, 2022 and February 28, 2021, respectively.

One and two (54% and 46%) suppliers accounted for all of the Company’s cost of revenue for the three months ended February 28, 2022 and 2021.

One and two (61% and 39%) suppliers accounted for all of the Company’s cost of revenue for the six months ended February 28, 2022 and 2021.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Temir Logistics is a wholly owned subsidiary of the Company, which is incorporated in Hong Kong on May 17, 2021, principally engaged in investment holding. It was intended to invest in Bac Giang International Logistics Co., Ltd.

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

As of February 28, 2022, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $1,070,086 and $618,805, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

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

Results of operations

The following table sets forth key components of our results of operations for the six months ended February 28, 2022 and 2021:

	Six months ended February 28
	2022	2021

REVENUE	$121,113	$83,784

Cost of revenue	(113,954)	(80,754)

GROSS PROFIT	7,159	3,030

General and administrative expenses	(120,043)	(102,559)

LOSS FROM OPERATIONS	(112,884)	(99,529)

Other Income	5,128	965

Loss before income tax	(107,756)	(98,564)
Income tax expense	-	(402)

NET LOSS	$(107,756)	$(98,966)

Revenue and cost of revenue

During the six months ended February 28, 2022, the Company generated revenue of $121,113 compared to $83,784 for the six months ended February 28, 2021, representing an increase of approximately 44.55%. Cost of revenue was $113,954 for the six months ended February 28, 2022 compared to $80,754 for the six months ended February 28, 2021, representing an increase of approximately 41.11%. The revenue generated and cost of revenue were derived from our mortgage referral fee for both years. The increase of income and cost of revenue benefit from the increasing demand of mortgage.

General and administrative expenses

During the six months period ended February 28, 2022, we incurred $120,043 general and administrative expenses compared to $102,559 during the six months ended February 28, 2021, representing an increase of approximately 17.05%. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the six months period ended February 28, 2022 was $107,756 compared to net loss of $98,966 during the six months ended February 28, 2021.

The following table sets forth key components of our results of operations for the three months ended February 28, 2022 and 2021:

	Three months ended February 28
	2022	2021

REVENUE	$51,480	$71,402

Cost of revenue	(47,977)	(68,991)

GROSS PROFIT	3,503	2,411

General and administrative expenses	(84,577)	(39,668)

LOSS FROM OPERATIONS	(81,074)	(37,257)

Other income	5,128	965

Loss before income tax	(75,946)	(36,292)
Income tax expense	-	(314)

NET LOSS	$(75,946)	$(36,606)

Revenue and cost of revenue

During the three months ended February 28, 2022, the Company generated revenue of $51,480 compared to $71,402 for the three months ended February 28, 2021. Cost of revenue was $47,977 for the three months ended February 28, 2022 compared to $68,991 for the three months ended February 28, 2021. The revenue generated and cost of revenue were derived from our mortgage referral fee for both years. The decrease of income and cost of revenue is due to the continuous outbreak of pandemic in Hong Kong in this quarter.

General and administrative expenses

During the three months period ended February 28, 2022, we incurred $84,577 general and administrative expenses compared to $39,668 during the six months ended February 28, 2021. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The increase of general and administrative expenses is due to increase in professional fees.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the three months period ended February 28, 2022 was $75,946 compared to net loss of $36,606 during the three months ended February 28, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	February 28, 2022	August 31, 2021
Cash and cash equivalents	$8,377	$9,727
Total current assets	32,060	51,908
Total assets	32,061	51,909
Total liabilities	650,865	562,957
Accumulated deficit	1,070,086	962,330
Total deficit	$618,804	$511,048

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Six months ended February 28,
	2022	2021

Net cash provided by (used in) operating activities	$6,108	$(59,252)
Net cash from investing activities	-	-
Net cash (used in) provided by financing activities	(7,458)	58,708

Net decrease in cash and cash equivalents	(1,350)	(544)
Cash and cash equivalents, beginning of period	9,727	2,580
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,377	$2,036

Cash Flows from Operating Activities

For the six months period ended February 28, 2022, net cash flows provided by operating activities were $6,108, primarily resulted from net loss of $107,756 with an increase of accounts payable of $13,930, offset by an increase of accounts receivable of $6,248 and increase of amount due to a related company of $189,545. For the six months period ended February 28, 2021, net cash flows used in operating activities were $59,252, primarily resulted from the net loss of $98,966 partially offset by $41,032 rental and expenses payable to a related company.

Cash Flows from Financing Activities

Cash flows used in financing activities during the six months period ended February 28, 2022 was $7,458, consisting of advances from a shareholder, advances from a related company and repayment to a related company. Cash flows provided by financing activities during the six months period ended February 28, 2021 was $58,708, consisting of $315,873 advances from a shareholder, $251,011 repayment to a shareholder and $6,154 repayment to a related company.

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

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations and commercial commitments as of November 30, 2021:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$321,832	$321,832	$-	$-	$-
Amount due to a related company	226,740	226,740	-	-	-
Lease	54,000	54,000	-	-	-
Total	$602,572	$602,572	$-	$-	$-

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2022 due to the following material weaknesses in our internal control over financial reporting.

1.	We do not have an Audit Committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As of February 28, 2022, we retained copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMIR CORP.

Dated: April 19, 2022	By:	/s/ Roy Chan
	Name:	Roy Chan
	Title:	President (principal executive officer)

	By:	/s/ Brian Chan
	Name:	Brian Chan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)