Form 10-Q
period 2022-05-31
TEMIR CORP.
filed 2022-07-20
CIK 1685237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of July 18, 2022, the registrant had 6,692,182 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 18, 2022.

TEMIR CORP.

 FORM 10-Q

May 31, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMIR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2022 AND AUGUST 31, 2021 (Unaudited)
(In U.S. dollars except for number of shares)

	May 31, 2022	August 31, 2021

CURRENT ASSETS
Cash	$13,867	$9,727
Accounts receivable	42,433	40,898
Tax recoverable	981	981
Prepaid expenses, deposits and other current assets	302	302
TOTAL CURRENT ASSETS	57,583	51,908

NON-CURRENT ASSETS
Non-marketable equity securities	1	1

TOTAL ASSETS	$57,584	$51,909

CURRENT LIABILITIES
Accounts payable, other payables and accrued liabilities	$72,744	$82,849
Tax payable	-	-
Amount due to a related company	315,819	163,988
Amount due to a shareholder	335,965	316,120

Total liabilities	724,528	562,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value 75,000,000 shares authorized; 6,692,182 shares issued and outstanding as of May 31, 2022 and August 31, 2021	6,692	6,692
Additional paid-in capital	444,590	444,590
Accumulated deficit	(1,118,226)	(962,330)
TOTAL STOCKHOLDERS’ DEFICIT	(666,944)	(511,048)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,584	$51,909

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)
(In U.S. dollars except for number of shares)

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021

REVENUE	$85,610	$36,476	$206,723	$120,260

Cost of revenue	(81,950)	(33,113)	(195,904)	(113,867)

GROSS PROFIT	3,660	3,363	10,819	6,393

General and administrative expenses	(51,928)	(44,110)	(171,971)	(146,669)

LOSS FROM OPERATIONS	(48,268)	(40,747)	(161,152)	(140,276)

Other income	128	-	5,256	965

LOSS BEFORE INCOME TAX	(48,140)	(40,747)	(155,896)	(139,311)

Income tax credit	-	402	-	-

NET LOSS AND TOTAL COMPREHENSIVE LOSS	$(48,140)	$(40,345)	$(155,896)	$(139,311)

Loss per common share:
Basic and diluted	$(0.00)*	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	6,692,182	6,692,182	6,692,182	6,692,182

*	Less than $0.01 per share

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021
(Unaudited)
(In U.S. dollars except for number of shares)

	Number of Common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
FOR THE NINE MONTHS ENDED MAY 31, 2021
Balance as of September 1, 2020	6,692,182	$6,692	$444,590	$(695,468)	$(244,186)
Net loss for the period	-	-	-	(139,311)	(139,311)
Balance as of May 31, 2021	6,692,182	$6,692	$444,590	$(834,779)	(383,497)

FOR THE NINE MONTHS ENDED MAY 31, 2022
Balance as of September 1, 2021	6,692,182	$6,692	$444,590	$(962,330)	$(511,048)
Net loss for the period	-	-	-	(155,896)	(155,896)
Balance as of May 31, 2022	6,692,182	$6,692	$444,590	$(1,118,226)	(666,944)

FOR THE THREE MONTHS ENDED MAY 31, 2021
Balance as of March 1, 2021	6,692,182	$6,692	$444,590	$(794,434)	$(343,152)
Net loss for the period	-	-	-	(40,345)	(40,345)
Balance as of May 31, 2021	6,692,182	$6,692	$444,590	$(834,779)	(383,497)

FOR THE THREE MONTHS ENDED MAY 31, 2022
Balance as of March 1, 2022	6,692,182	$6,692	$444,590	$(1,070,086)	$(618,804)
Net loss for the period	-	-	-	(48,140)	(48,140)
Balance as of May 31, 2022	6,692,182	$6,692	$444,590	$(1,118,226)	(666,944)

The accompanying notes are an integral part of these condensed financial statements.

TEMIR CORP.
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2022 AND 2021
(Unaudited)
(In U.S. dollars except for number of shares)

	Nine months ended May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,896)	$(139,311)
Change in operating assets and liabilities
Loans receivable	-	-
Accounts receivable	(1,535)	-
Prepaid expenses, deposits and other current assets	-	-
Accounts payable, other payables and accrued liabilities	(10,105)	3,550
Tax recoverable	-	(3,357)
Amount due to a related company	164,616	80,868
Net cash used in operating activities	(2,920)	(58,250)

CASH FLOWS FROM FINANCING ACITIVITIES
Advances from a shareholder	19,845	298,638
Advances from a related company	8,077	-
Repayment to a shareholder	-	(232,103)
Repayment to a related company	(20,862)	(6,154)
Net cash generated from financing activities	7,060	60,381

Net increase in cash and cash equivalents	4,140	2,131
Cash and cash equivalents, beginning of period	9,727	2,580
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,867	$4,711

SUPPLEMENTAL CASH FLOWS INFORMATION
Investment in non-marketable equity securities	$-	$1
Income tax paid	$-	$3,357

The accompanying notes are an integral part of these condensed financial statements

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2021

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of May 31, 2022 and for the three and nine months ended May 31, 2022 and 2021 have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in the financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial statements are not necessarily indicative of the results of operations for the full year. These interim condensed financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2021 filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of May 31, 2022 its interim condensed consolidated results of operations and cash flows for the three and nine months ended May 31, 2022 and 2021 as applicable, have been made.

Going concern

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of May 31, 2022 the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $1,118,226 and $666,945, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash includes cash on hand and demand deposits in accounts maintained with financial institutions within the Hong Kong.

Loans receivable

Loans receivable primarily represent loan amounts due from customers. Loans receivable are recorded at unpaid principal balances net of provision that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business and personal loans. As of May 31, 2022 and August 31, 2021, the Company has nil loans receivable.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased services. For the three and nine months ended May 31, 2022 and 2021, no allowance for doubtful accounts has been made.

Impairment of long-lived assets

The Company evaluates long lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired and an impairment loss equal to an amount by which the carrying value exceeds the fair value of the asset is recognized. As of May 31, 2022 and August 31, 2021, management believes there was no impairment of long-lived assets.

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

The following table presents the Company’s revenues disaggregated by revenue sources.

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money lending	$-	$-	$-	$-
Property agency services	-	-	-	-
Mortgage referral services	85,610	36,476	206,723	120,260

	$85,610	$36,476	$206,723	$120,260

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue recognized over time	$-	$-	$-	$-
Revenue recognized at a point in time	85,610	36,476	206,723	120,260

	$85,610	$36,476	$206,723	$120,260

Primary sources of the Company’s revenues are as follows:

(a)	Money lending

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

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. For all the periods presented, the Company did not have any significant incremental costs of obtaining contracts with customers incurred and/or costs incurred in fulfilling contracts with customers within the scope of ASC Topic 606, that shall be recognized as an asset and amortized to expenses in a pattern that matches the timing of the revenue recognition of the related contract. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of May 31, 2022 and August 31, 2021. Revenue is recognized when the performance obligation is fulfilled and the payment from customers is not contingent on a future event.

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

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

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

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

	Three months ended May 31,			Nine months ended May 31,
	2022		2021	2022	2021

Net loss	$(48,140)		$(40,345)	$(155,896)	$(139,311)
Weighted average number of common shares outstanding - Basic and diluted	6,692,182		6,692,182	6,692,182	6,692,182
Net loss per share - Basic and diluted	$(0.00	)*	$(0.01)	$(0.02)	$(0.02)

*	Less than $0.01 per share

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

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

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

Prepaid expenses, deposits and other current assets were $302 as of May 31, 2022 and August 31, 2021. The balance represented utility deposits paid.

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

5.	ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

	May 31, 2022	August 31, 2021

Accounts payable	$61,668	$45,239
Accrued expenses	11,076	37,610
	$72,744	$82,849

Accrued expenses represented payables for professional and consulting fees.

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

6.	INCOME TAXES, DEFERRED TAX ASSETS

(a) Income taxes in the consolidated statements of comprehensive income (loss)

The Company’s provision for income tax expense consisted of:

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021

Income tax credit – Hong Kong	$-	$(402)	$-	$-
Deferred income tax benefit	-	-	-	-
Income tax credit	$-	$(402)	$-	$-

United States of Tax

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended May 31, 2022 and 2021.

Hong Kong Tax

The Company’s subsidiaries in Hong Kong and are subject to Hong Kong taxation at 16.5% on estimated assessable profit derived from their activities conducted in Hong Kong subject to a waiver of 100% of the profits tax under a cap of $1,282 (HK$10,000) for year of assessment 2021/22.

A reconciliation of the provision for income taxes determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Three months ended May 31,		Nine months ended May 31,
	2022	2021	2022	2021

Loss before provision for income taxes	$(48,140)	$(40,747)	$(155,896)	$(139,311)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(10,109)	(8,557)	(32,738)	(29,255)
Reconciling items:
Rate differential in different tax jurisdictions	1,376	1,044	3,613	2,977
Non-deductible expenses/ taxable income	6,456	5,359	26,785	24,526
Tax effect of utilization of tax losses	-	-	-	-
Valuation allowance	2,277	1,752	2,340	1,752
Income tax credit	$-	$(402)	$-	$-

The net tax loss of the subsidiaries in Hong Kong of $681,250 and $667,067 as of May 31, 2022 and August 31, 2021, respectively, are available for offset against future profits, may be carried forward indefinitely. Management believes it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

(b) Deferred tax assets

	May 31, 2022	August 31, 2021

Deferred tax assets
Tax loss	$112,406	$110,066
Valuation allowance	(112,406)	(110,066)
	$-	$-

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

7.	BALANCES WITH RELATED PARTIES

	Note	May 31, 2022	August 31, 2021

Amount due to a shareholder
Ace Vantage Investments Limited	(c)	$335,965	$316,120

Amount due to a related company
Century Crown Investments Limited
- Other payable		189,819	91,988
- Rental payable	(b)	126,000	72,000
	(a)(c)	$315,819	$163,988

(a)	Mr. Roy Kong Hoi Chan, the Company’s President, is a director of and ultimately holding 50% interest in Century Crown Investments Limited. Century Crown Investments Limited is a wholly-owned subsidiary of Ace Vantage Investments Limited.

(b)

On August 20, 2020, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2020 at $6,000 per month.

On August 20, 2021, the Company has entered into a sub-lease agreement with Century Crown Investments Limited for office space in Hong Kong for the period of one year from September 1, 2021 at $6,000 per month.

For the three months ended May 31, 2022 and 2021, the Company recorded $18,000 and $18,000 rental expenses to Century Crown Investments Limited, respectively.

For the nine months ended May 31, 2022 and 2021, the Company recorded $54,000 and 54,000 rental expenses to Century Crown Investments Limited, respectively.

(c)	The balances with the shareholder and related company detailed above as of May 31, 2022 and August 31, 2021 are unsecured, non-interest bearing and repayable on demand.

For the three and nine months ended May 31, 2022, the Company recorded $81,950 (HK$639,202) and $195,904 (HK$1,528,051) service fees to High Flyers Info Limited, respectively. The executive director of the Company, Mark Ko Chiu Yip, was also a director of High Flyers Info Limited for the period from May 7, 2020 to September 15, 2020.

For the three and nine months ended May 31, 2021, the Company recorded $31,142 (HK$242,909) and $80,293 (HK$626,287) service fees to High Flyers Info Limited, respectively.

Included in the accounts payable $61,668 and $24,747 as of May 31, 2022 and August 31, 2021, respectively, were payable to High Flyers Info Limited.

8.	SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s chief executive officer.

For the three months ended May 31, 2022

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$85,610	$-	$85,610
Cost of revenue	-	-	(81,950)	-	(81,950)
Gross profit	-	-	3,660	-	3,660
General and administrative expense	(21,527)	-	(17,033)	(13,368)	(51,928)
Loss from operations	(21,527)	-	(13,373)	(13,368)	(48,268)
Other income	-	-	128	-	128
Loss before income tax	(21,527)	-	(13,245)	(13,368)	(48,140)
Income tax	-	-	-	-	-
Net loss	$(21,527)	$-	$(13,245)	$(13,368)	$(48,140)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

For the three months ended May 31, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$36,476	$-	$36,476
Cost of revenue	-	-	(33,113)	-	(33,113)
Gross profit	-	-	3,363	-	3,363
General and administrative expense	(12,019)	-	(14,549)	(17,542)	(44,110)
Loss from operations	(12,019)	-	(11,186)	(17,542)	(40,747)
Other income	-	-	-	-	-
Loss before income tax	(12,019)	-	(11,186)	(17,542)	(40,747)
Income tax	-	-	402	-	402
Net loss	$(12,019)	$-	$(10,784)	$(17,542)	$(40,345)

For the nine months ended May 31, 2022

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$206,723	$-	$206,723
Cost of revenue	-	-	(195,904)	-	(195,904)
Gross profit	-	-	10,819	-	10,819
General and administrative expense	(59,083)	-	(37,291)	(75,597)	(171,971)
Loss from operations	(59,083)	-	(26,472)	(75,597)	(161,152)
Other income	-	-	5,256	-	5,256
Loss before income tax	(59,083)	-	(21,216)	(75,597)	(155,896)
Income tax	-	-	-	-	-
Net loss	$(59,083)	$-	$(21,216)	$(75,597)	$(155,896)

Total assets
As of May 31, 2022	137	87	57,057	303	57,584
As of August 31, 2021	155	2,111	49,340	303	51,909

For the nine months ended May 31, 2021

	Money lending	Property agency services	Mortgage referral services	Corporate unallocated (note)	Consolidated

Revenue	$-	$-	$120,260	$-	$120,260
Cost of revenue	-	-	(113,867)	-	(113,867)
Gross profit	-	-	6,393	-	6,393
General and administrative expense	(56,419)	-	(17,010)	(73,240)	(146,669)
Loss from operations	(56,419)	-	(10,617)	(73,240)	(140,276)
Other income	-	-	-	965	965
Loss before income tax	(56,419)	-	(10,617)	(72,275)	(139,311)
Income tax	-	-	-	-	-
Net loss	$(56,419)	$-	$(10,617)	$(72,275)	$(139,311)

TEMIR CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

(Unaudited)

(In U.S. dollars except for number of shares)

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $18,000 and $18,000 for the three months ended May 31, 2022 and 2021, and $54,000 and $54,000 for the nine months ended May 31, 2022 and 2021, respectively.

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

As of May 31, 2022, the outstanding lease is short-term lease. The total minimum future lease payments are $18,000 payable for the remainder of 2022.

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

Two customers accounted for 100% (93% and 7%) of the Company’s income from mortgage referral services for the three months ended May 31, 2022. Two customers accounted for 91% (57% and 34%) of the Company’s income from mortgage referral services for the three months ended May 31, 2021.

Two customers accounted for 100% (89% and 11%) of the Company’s income from mortgage referral services for the nine months ended May 31, 2022. Three customers accounted for 97% (36%, 35% and 26%) of the Company’s income from mortgage referral services for the nine months ended May 31, 2021.

One customer accounted for 100% and two customers accounted for 100% (57% and 43%) of the Company’s accounts receivable as of May 31, 2022 and August 31, 2021, respectively.

One supplier accounted for 100% of the Company’s cost of revenue for the three and nine months ended May 31, 2022.

One supplier accounted for 95% of the Company’s cost of revenue for the three months ended May 31, 2021. Two suppliers accounted for 99% (71% and 28%) of the Company’s cost of revenue for the nine months ended May 31, 2021.

One supplier accounted for 100% and two suppliers (55% and 43%) accounted for 98% of accounts payable as of May 31, 2022 and August 31, 2021, respectively.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2022 to the date the financial statements were issued and has determined that there are no items to disclose.

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

JTI Group

On April 2, 2020, the Company entered into a Sale and Purchase Agreement (the “Agreement”) as purchaser, by and among the Company, JTI Financial Services Group Limited (“JTI”), a Hong Kong corporation, and Ace Vantage Investments Limited (equally held by Mr. Roy Kong Hoi Chan (an executive director and president of the Company, “Mr. Roy Chan” and his father) as vendor (the “Vendor”).

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

JTI has four wholly owned operating subsidiaries, namely, JTI Finance Limited (“JF”), Concept We Mortgage Broker Limited (“CW”), JTI Property Agency Limited (“JP”) and JTI Asset Management Limited (“JA”). On May 17 2021, the Company incorporated Temir Logistics Industrial Park Limited, which is incorporated in Hong Kong and principally engaged in investment holding. The principal activities of JTI are provision of diversified financial services through its wholly owned subsidiaries incorporated in Hong Kong.

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

As of May 31, 2022, we have suffered recurring losses from operations, and record an accumulated deficit and a working capital deficit of $1,118,226 and $666,945, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern is dependent upon improving our profitability and the continuing financial support from our shareholders or other debt or capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet our obligations as they become due.

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

Results of operations

The following table sets forth key components of our results of operations for the nine months ended May 31, 2022 and 2021:

	Nine months ended May 31
	2022	2021

REVENUE	$206,723	$120,260

Cost of revenue	(195,904)	(113,867)

GROSS PROFIT	10,819	6,393

General and administrative expenses	(171,971)	(146,669)

LOSS FROM OPERATIONS	(161,152)	(140,276)

Other income	5,256	965

Loss before income tax	(155,896)	(139,311)

Income tax expense	-	-

NET LOSS	$(155,896)	$(139,311)

Revenue and cost of revenue

During the nine months ended May 31, 2022, the Company generated revenue of $206,723 compared to $120,260 for the nine months ended May 31, 2021, representing a significant increase of approximately 71.90%. Cost of revenue was $195,904 for the nine months ended May 31, 2022 compared to $113,867 for the nine months ended May 31, 2021, representing a significant increase of approximately 72.05%. The revenue generated and cost of revenue were derived from our mortgage referral fee for both years. The significant increase of income and cost of revenue benefit from the increasing demand of mortgage.

General and administrative expenses

During the nine months period ended May 31, 2022, we incurred $171,971 general and administrative expenses compared to $146,669 during the nine months ended May 31, 2021, representing an increase of approximately 17.25%. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the nine months period ended May 31, 2022 was $155,896 compared to net loss of $139,311 during the nine months ended May 31, 2021.

The following table sets forth key components of our results of operations for the three months ended May 31, 2022 and 2021:

	Three months ended May 31
	2022	2021

REVENUE	$85,610	$36,476

Cost of revenue	(81,950)	(33,113)

GROSS PROFIT	3,660	3,363

General and administrative expenses	(51,928)	(44,110)

LOSS FROM OPERATIONS	(48,268)	(40,747)

Other income	128	-

Loss before income tax	(48,140)	(40,747)

Income tax credit	-	402

NET LOSS	$(48,140)	$(40,345)

Revenue and cost of revenue

During the three months ended May 31, 2022, the Company generated revenue of $85,610 compared to $36,476 for the three months ended May 31, 2021. Cost of revenue was $81,950 for the three months ended May 31, 2022 compared to $33,113 for the three months ended May 31, 2021. The revenue generated and cost of revenue were derived from our mortgage referral fee for both years. The increase of income and cost of revenue benefit from the increasing demand of mortgage.

General and administrative expenses

During the three months period ended May 31, 2022, we incurred $51,928 general and administrative expenses compared to $44,110 during the three months ended May 31, 2021. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting costs. The increase of general and administrative expenses was due to an increase in professional fees.

Net loss

As a result of the cumulative effect of the factors described above, our net loss for the three months period ended May 31, 2022 was $48,140 compared to net loss of $40,345 during the three months ended May 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	May 31, 2022	August 31, 2021
Cash and cash equivalents	$13,867	$9,727
Total current assets	57,583	51,908
Total assets	57,584	51,909
Total liabilities	724,528	562,957
Accumulated deficit	1,118,226	962,330
Total deficit	666,945	511,048

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

	Nine months ended May 31,
	2022	2021

Net cash used in operating activities	$(2,920)	$(58,250)
Net cash from investing activities	-	-
Net cash provided by financing activities	7,060	60,381

Net increase in cash and cash equivalents	4,140	2,131
Cash and cash equivalents, beginning of period	9,727	2,580
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,867	$4,711

Cash Flows from Operating Activities

For the nine months period ended May 31, 2022, net cash flows used in operating activities were $2,920, primarily resulted from net loss of $155,896 with a decrease of accounts payable of $10,105 and an increase of accounts receivable of $1,535 offset by an increase of rental and expenses payable to a related company of $164,616. For the nine months period ended May 31, 2021, net cash flows used in operating activities were $58,250, primarily resulted from the net loss of $139,311 partially offset by the rental and expenses payable to a related company of $80,868.

Cash Flows from Financing Activities

Cash flows generated from financing activities during the nine months period ended May 31, 2022 was $7,060, consisting of advances from a shareholder of $19,845, advances from a related company of $8,077 and repayment to a related company of $20,862. Cash flows generated from financing activities during the nine months period ended May 31, 2021 was $60,381, consisting of advances from a shareholder of $298,638, repayment to a shareholder of $232,103 and repayment to a related company of $6,154.

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

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations and commercial commitments as of May 31, 2022:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to a shareholder	$335,965	$335,965	$-	$-	$-
Amount due to a related company	315,819	315,819	-	-	-
Lease	18,000	18,000	-	-	-
Total	$669,784	$669,784	$-	$-	$-

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2022 due to the following material weaknesses in our internal control over financial reporting.

1.	We do not have an Audit Committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As of May 31, 2022, we retained copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

TEMIR CORP.

Dated: July 20, 2022	By:	/s/ Roy Chan
	Name:	Roy Chan
	Title:	President (principal executive officer)

	By:	/s/ Brian Chan
	Name:	Brian Chan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)